Form 10KSB
period 1997-01-31
HOLMES MICROSYSTEMS INC
filed 1999-06-08
CIK 832100

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K SB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the year ended January 31, 1997

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period

Commission File Number           000-18257

HOLMES MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)


TEXAS                                         91-1939829
(State of Incorporation or Organization)     (IRS Employer ID Number)

57 West 200 South, Suite 310, Salt Lake City, Utah 84101
(Address of Principal Executive Offices)

(801) 269-9500
(Registrant's Telephone Number)

Securities Registered Under Section 12 (b) of the Act:

None
(Title of Class)

Securities Registered Under Section 12 (g) of the Act:

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.          YES    X    NO

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. ( )

     Issuer's revenues for the year ended January 31, 1997 were $-0-.

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at March 22, 1999, was approximately $34,547. As of March 22, 1999, there were 48,051,547 shares of the registrant's Common Stock outstanding. PART I

Item 1 - BUSINESS

On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corporation changed its name to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was liquidated.

Until the fiscal year ended January 31, 1994, the company had been engaged in the sale of modems which provide data and facsimile capabilities for portable computers. The company had used the trade name "FAX EM" as an overall description of its products. As of the year ended January 31, 1994, the company ceased all sales and operations and became totally inactive.

Item 2 - PROPERTIES

      The registrant abandoned all leased facilities in 1993.

Item 3 - LEGAL PROCEEDINGS

      There are twelve judgments against the registrant for a total of
$526,710.60

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fiscal year ended January 31, 1997.

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The registrant's common stock is quoted on the OTC - Bulletin Board (HOMM). There is no established trading market for the stock. The following table sets forth the high and low bid prices for the stock for the year ended January 31, 1997 as reported by the market maker each quarter. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS (Continued)

FISCAL YEAR JANUARY 31, 1997

     QUARTER                                     LOW BID          HIGH BID

     February 1, 1996 to April 30, 1996            $ .01             $ .01

     May 1, 1996 to July 31, 1996                  $ .01             $ .01

     August 1, 1996 to October 31, 1996            $ .01             $ .01

     November 1, 1996 to January 31, 1997          $ .01             $ .01

As of January 31, 1997 there were 587 shareholders of the company's common stock. No cash dividends were declared during the year ended January 31, 1997,

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has been inactive since the fiscal year ended January 31, 1994. As of January 31, 1997, the company had no assets. Total liabilities were $610,711 as of January 31, 1997, of which $526,711 were in the form of judgments and $84,000 were notes payable.


Item 7 - FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page of this annual report.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Kip Eardley, 37, the sole director of the company, has been president and director of the company since December 18, 1996. Mr. Eardley has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc. There are no other officers of the registrant.
Section 16(a) Beneficial Ownership Reporting Compliance

     For the fiscal year ended January 31,1997, the following are persons, who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year or any prior fiscal year:
                                                                    Number of
                                                             Transactions Not
                                           Number of              Reported on
     Name           Position               Late Reports          Timely Basis

     Kip Eardley    Director & Officer     Two (Forms 3 & 5)*             One

     *Neither of the referenced Form 3 or 5 has been filed.

Item 10 - EXECUTIVE COMPENSATION

None

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of June 3, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                          Amount and Nature
Name and Address                     of Beneficial          Percent
of Beneficial Owner                  Ownership(1)           of Class

Kip Eardley                               -0-               -0-
5814 South 900 East
Salt Lake City, Utah  84117

Howard M. Oveson                    30,778,149(2)           64.06%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Marilyn Welch                        3,147,100               6.55%
Las Vegas, Nevada

Executive Officers and
Directors as a Group
(1 Person)                                -0-               -0-

(1)Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) These shares are held directly by Milagro Holdings, Inc., a Delaware corporation controlled by Mr. Oveson, and therefore Mr. Oveson is deemed to share beneficial ownership of such shares with such entity.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
    FORM 8-K

(a)(1) Financial Statements. The following unaudited financial statements are provided pursuant to Rule 3-11 of Regulation S-X.

        Statement of Financial Position as of January 31, 1997 and 1996 Statement of Operations for the Years Ended January 31, 1997 and 1996 Statement of Changes in Stockholders' Equity for the Years Ended
          January 31, 1997 and 1996
        Statement of Cash Flows for the Years Ended January 31, 1997 and 1996 Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of Exhibit                              Page

      3.1          Articles of Incorporation filed January 20, 1988        12

      3.2          Articles of Amendment filed May 3, 1989                 14

      3.3          Articles of Amendment filed January 16, 1990            15

      3.4          Statement of Resolution Establishing series of
                   Shares filed January 16, 1990                           17

      3.5          Statement of Resolution Establishing series of
                   Shares filed October 29, 1990                           21

      3.6          Statement of Resolution Establishing series of
                   Shares filed May 10, 1991                               25

      3.7          By-Laws of the Company currently in effect              29

      4.1          Form of certificate evidencing shares of Common Stock   44

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Holmes Microsystems, Inc.  (Registrant)


Dated:                 By
                         Kip Eardley, President and CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated:                 By
                         Kip Eardley, Director

HOLMES MICROSYSTEMS, INC.
Statement of Financial Position as of (Unaudited) January 31, 1997 and 1996

ASSETS

                                     January 31,               January 31,
                                        1997                      1996

CURRENT ASSETS                       $      -0-               $      -0-

TOTAL ASSETS                         $      -0-               $      -0-


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Judgements payable (Note 2)       $      526,711           $      526,711
   Notes payable (Note 3)                    84,000                   84,000

         Total current liabilities          610,711                  610,711

STOCKHOLDERS' EQUITY
     Preferred stock - series A;
     $.001 par value; 100,000
     shares authorized; 7,500 shares
     issued and outstanding;
     8 % noncumlative convertible                 8                        8

     Preferred stock - series B;
     $.001 par value; 5,000 shares
     authorized; 840 shares issued and
     outstanding;  10 % cumlative
     convertible                                  1                        1

     Common stock; $.001 par value;
     49,000,000 shares authorized
     48,051,547 shares issued and
     outstanding                             48,051                   48,051
   Additional paid-in capital             4,342,333                4,342,333
   Accumulated deficit                   (5,001,104)              (5,001,104)

         Total stockholders' equity        (610,711)                (610,711)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $      -0-               $      -0-

HOLMES MICROSYSTEMS, INC.
Statement of Operations for the Years (Unaudited) Ended January 31, 1997 and
1996


                                       January 31,               January 31,
                                          1997                      1996

REVENUES                              $     -0-                $     -0-

OPERATING EXPENSES                          -0-                      -0-

NET INCOME                            $     -0-                $     -0-

NET INCOME PER SHARE                  $     -0-                $     -0-

HOLMES MICROSYSTEMS, INC.
Statement of Changes in Stockholders' Equity (Unaudited)
For the Years Ended January 31, 1997 and 1996

         Preferred Stock  Preferred Stock            Additional
            Series A         Series B    Common Stock  Paid-in  Accum.
        Shares  Amount   Shares  Amount Shares Amount  Capital  Deficit Total

Balances
as of
January
31, 1995 7,500  $8  840 $1 48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

Net
Income                                                           -0-       -0-

Balances
as of
January
31, 1996 7,500  $8  840 $1 48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

Net
Income                                                           -0-       -0-

Balances
as of
January
31, 1997 7,500  $8  840 $1 48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

HOLMES MICROSYSTEMS, INC.
Statement of Cash Flows for the Years (Unaudited) Ended January 31, 1997 and
1996


                                   January 31,                 January 31,
                                      1997                        1996

CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net Income                    $      -0-                 $      -0-

CASH AT BEGINNING OF YEAR                -0-                        -0-

CASH AT END OF YEAR               $      -0-                 $      -0-

HOLMES MICROSYSTEMS, INC.
(Unaudited)                         Notes to Financial Statements

NOTE 1     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. This transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. as a reverse acquisition. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing changed its name to Holmes Microsystems, Inc., and the original Holmes Microsystems, Inc., which was then a wholly owned subsidiary, was liquidated.

Earnings per share are computed on the weighted average number of shares outstanding.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2     JUDGEMENTS PAYABLE

There are twelve judgements against the company (mostly vendors) for a total of $526,711.

NOTE 3     NOTES PAYABLE

The company has the following outstanding notes payable:

Michael Perog               $35,000
Julie Pierce                 27,000
Ted Whitehead                22,000
Total                       $84,000

      Exhibit 3.1
ARTICLES OF INCORPORATION OF BLACK WING CORPORATION

     The undersigned natural person of the age of eighteen (18) years or more acting as incorporator of a corporation under the Texas Business Corporation Act, hereby adopts the following Articles of Incorporation:

ARTICLE ONE

The name of the corporation is Black Wing Corporation.

ARTICLE TWO

     The period of its duration is perpetual.

ARTICLE THREE

     The purpose for which the corporation is organized is the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act.

ARTICLE FOUR

     The aggregate number of shares which the corporation shall have authority to issue is Five Hundred Million (500,000,000) at the par value of Ten Thousandths of a Cent (.0001).

ARTICLE FIVE

     The corporation will not commence business until it has received for the issuance of shares consideration of the value of One Thousand Dollars ($1,000.00) consisting of money, labor done or property actually received.

ARTICLE SIX

     The street address of its initial registered office in 1600 Smith, Suite 4900, Houston, Texas 77002, and the name of its initial registered agent at such address is Michael W. Sanders.

ARTICLE SEVEN

     The number of directors constituting the initial board of directors is Three (3), and the names and addresses of the persons who are to serve as directors until the first annual meeting of the shareholders or until their successors are elected and qualified are:
     James S. Clifton          J.R. Mullen               J. Dan Sifford
     5355 Desoto               1600 Smith, Suite 4900    1600 Smith, Suite 4900
     Houston, Texas 77091      Houston, Texas 77002      Houston, Texas 77002

ARTICLE EIGHT

     The name and address of the incorporator is:
                    Michael W. Sanders
                    Groves & Sanders
                    1600 Smith, Suits 4900
                    Houston, Texas 77002

ARTICLE NINE

     A director of the corporation is not liable to the corporation or its shareholders or members for monetary damages for an act or omission in the director's capacity as director, unless the act or omission involves a breach of a director's duty of loyalty to the corporation or its shareholders or members; or the act or omission is not in good faith or involves intentional misconduct or a knowing violation of the law; or the director engages in a transaction from which he receives an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office; or the act or omission is one in which the liability of the director is expressly provided for by statute; or the director engages in an act related to an unlawful stock repurchase or payment of dividend.

ARTICLE TEN

     The shareholders of the corporation shall not have a preemptive right to acquire additional, unissued or treasury shares of the corporation, or securities of the corporation convertible into or carrying a right to subscribe to or acquire shares.

ARTICLE ELEVEN

     The shareholders of the corporation by this Article are hereby prohibited from cumulatively voting their shares at any election for Directors.

     Signed this 19th day of January, 1988.

                                   /s/ Michael Sanders, Incorporator

STATE OF TEXAS

COUNTY OF HARRIS

     Be f ore me, a notary public, on this day personally appeared Michael W. Sanders,, known to me to be the person whose name is subscribed to the foregoing document and being by me first duly sworn, declared that the statements therein contained are true and correct.

     Given under my hand and seal of office this 19th day of January, 1988.

                                   /s/ Janet K. Webb
                                   Notary Public in and for the State of TEXAS

                                   My Commission Expires: 3-28-88

Exhibit 3.2
ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION OF BLACK WING CORPORATION

     Pursuant to the provisions of Article 4.04 of the Texas Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

ARTICLE ONE

     The name of the corporation is Black Wing Corporation.

ARTICLE TWO

     The following amendment to the Articles of Incorporation was adopted by the shareholders of the corporation April 15, 1989:

     The name of the corporation is Holmes Microsystems, Inc.

ARTICLE THREE

     The number of shares of Common Stock outstanding at the time of the adoption was four million one hundred thousand (4,100,000), and number of shares entitled to vote on the amendment was four million one hundred thousand (4,100,000).

ARTICLE FOUR

     The number of shares that voted for the amendment was 3.366.200, and the number of shares that voted against the amendment was none (0).

     Dated:     April 15, 1989
                              Holmes Microsystems, Inc.
                              (formerly Black Wing Corporation)

                              By: /s/ Mark Zobrist, President

                                  /s/ John Douglas, Secretary

Exhibit 3.3
ARTICLES OF AMENDMENT TO THE ARTICLES OF INCORPORATION
OF HOLMES MICROSYSTEMS, INC.

     Pursuant to the provisions of Article 4.04 of the Texas Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of
Incorporation:

ARTICLE ONE

     The name of the corporation is Holmes Microsystems, Inc.

ARTICLE TWO

     The following amendment to the Articles of Incorporation was adopted by the shareholders of the corporation on January 12, 1990. The amendment alters or changes Article Four of the original or amended Articles of Incorporation and the full text of Article Four is now as follows:

[ARTICLE FOUR]

     The total number of shares of all classes of capital stock which the corporation shall have authority to issue is FIFTY MILLION (50,000,000) shares of par value stock; ONE MILLION (1,000,000) shares of $0.001 (One Tenth Cent) par value to be preferred shares and FORTY NINE MILLION (49,000,000) shares of $0.001 (One Tenth Cent) par value to be common shares. All or any part of the shares of the preferred or common stock may be issued by the corporation from time to time and for such consideration as may be determined and fixed by the Board of Directors, as provided by law, with due regard to the interest of the existing shareholders; and when such consideration has been received by the corporation, such shares shall be deemed fully paid and non-assessable.

     The Board of Directors is authorized, subject to limitations prescribed by law and the provisions of this Article, to provide for the issuance of the shares of preferred stock in series, and by filing a Statement of Resolution Establishing Series of Shares pursuant to the applicable law of the State of Texas, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and rights of the shares or each such series and the qualifications, limitations or restrictions thereof.

     The authority of the Board with respect to each such series shall include, but not be limited to, determination of the following:

          (a) The number of shares constituting that series and the distinctive designation of that series;

          (b) The dividend rate, if any, on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

          (c)     Voting rights;

          (d) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

          (e) Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions send at different redemption dates;

          (f) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

          (g) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up the corporation, and the relative rights of priority, if any, of payment of shares of that series;

          (h) Any other relative rights, preferences and limitations and that series.

ARTICLE THREE

     The number of shares of the corporation outstanding at the time of such adoption was 5,221,092; and the number of shares entitled to vote thereon was 5,219,092.

ARTICLE FOUR

     The number of shares voted for such amendment was 3,557,778 and the number of shares voted against such amendment was zero.

ARTICLE FIVE

     The manner in which such amendment effects a change in the stated capital, and the amount of stated capital as changed by such amendment are as follows. The stated capital is increased by a factor of ten by the increase in the par value from $0.0001 to $0.001, thereby increasing stated capital from $522.11 to $5,221.10.

Dated January 12, 1990.

                              HOLMES MICROSYSTEMS, INC.
                              By /s/ Mark Zobrist
                                   Its President

                              And /s/ Leland H. Peters
                                   Its Secretary
STATE OF UTAH          )
                    :ss
COUNTY OF SALT LAKE    )

     Before me, a notary public, on this day personally appeared E. Mark Zobrist and Leland H. Peters, known to me to be the persons whose names are subscribed to the foregoing documents and, being by me first duly sworn, declared that the statements therein contained are true and correct.

     Given under my hand and seal of office this 12th day of January, A.D., 1990.

My Commission Expires:           /s/ James E. Gleason
9-16-91                              Notary Public
                                     Residing at: Sandy, Utah

Exhibit 3.4
STATEMENT OF
RESOLUTION ESTABLISHING SERIES OF SHARES

To the Secretary of State
of the State of Texas:

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, the undersigned corporation submits the following statement for the purpose of establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof:

     1.     The name of the corporation is Holmes Microsystems, Inc.

     2. The following resolution, establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof, was duly adopted by the board of directors of the corporation on January 12, 1990:

Dated January 15, 1990
                                   HOLMES MICROSYSTEMS, INC.

                                   By /s/ Mark Zobrist
                                        Its President

                                   By /s/ Leland H. Peters
                                        Its Secretary

STATE OF UTAH          )
                    :ss
COUNTY OF SALT LAKE    )

     Before me, a notary public, on this day personally appeared E. Mark Zobrist and Leland H. Peters, known to me to be the persons whose names are subscribed to the foregoing document and, being by me first duly sworn, declared that the statements therein contained are true and correct.

     Given under my hand and seal of office this 15th day of January, A.D., 1990.

My Commission Expires:           /s/ James E. Gleason
9-16-91                              Notary Public
                                     Residing at: Sandy, Utah

RESOLUTION

     RESOLVED that, pursuant to the authority vested in the Board of Directors of Holmes Microsystems, Inc. (the "Corporation") in accordance with the provisions of its Articles of Incorporation as amended, a series of preferred stock of the Corporation be and is hereby created, such series of preferred stock to consist of the number of shares of the designation and with the preferences and rights, subject to the qualifications, limitations and restrictions thereof, as follows:

     1. Designation and Number of Shares. One hundred thousand (100,000) of the one million (1,000,000) authorized shares of preferred stock, par value $0.001 per share, are hereby designated as the Series A Convertible Preferred Stock of the Corporation.

     2. Dividends. Each share of Series A Convertible Preferred Stock shall participate in any dividends declared by the Board of Directors of the Corporation out of funds legally available therefore and shall have a first preference over the common stock on the payment of any such dividends up to the amount of $8.00 per share per annum. Said dividend preference shall be noncumulative from year to year.
     3. Voting Rights. Each holder of shares of Series A Convertible Preferred Stock shall be entitled to vote on all matters which may be brought before the shareholders and shall be entitled to the number of votes equal to the largest number of full shares of the common stock of the Corporation into which such holder's shares of Series A Convertible Preferred Stock are then convertible pursuant to Section 4 hereof.

     4. Conversion. Each holder of Series A Convertible Preferred Stock shall have the following conversion privileges:

          (a) Right to Convert. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance thereof, into sixty (60) fully paid and nonassessable shares of the common stock of the Corporation.

          (b) Procedures for conversion. A holder of shares of Series A Convertible Preferred Stock shall be entitled to convert such shares into shares of common stock of the Corporation by surrendering his certificates) evidencing such Series A Convertible Preferred Stock, duly endorsed, al the registered office of the Corporation or the transfer agent for the Corporation's stock, together with written notice to the Corporation of his election to so convert, stating the number of shares of Series A Convertible Preferred Stock to be so converted. Upon receipt by the Corporation or its transfer agent of such certificate(s) and such written notice, the Corporation will promptly cause to be issued and delivered to such holder one or more certificates (as reasonably requested by the holder in the written notice of election to convert) evidencing the number of shares of common stock of the Corporation to which such holder is entitled (and, if appropriate, an additional certificate evidencing any shares of Series A Convertible Preferred Stock which are not being converted), without any further action on the part of such holder. The date of conversion shall be deemed to be the date of surrender of the certificate(s) evidencing the Series A Convertible Preferred Stock to be converted and from and after such date the person(s) entitled to receive the shares of common stock issuable upon such conversion shall be deemed for all purposes to be the record holder(s) of said common shares issuable upon conversion.

          (c) Adjustments for Stock Splits and Combinations. If the Corporation shall at any time after the original issue date of the Series A Convertible Preferred Stock effect a subdivision of the outstanding common stock, the number of shares into which a share of Series A Convertible Preferred Stock can be converted shall be proportionately increased, and conversely, if the Corporation shall at any time after the original issue date of the Series A Convertible Preferred Stock combine the outstanding shares of common stock, the number of shares into which a share of Series A Convertible Preferred Stock can be converted shall be proportionately decreased. Any adjustment under this paragraph shall be effective at the close of business on the date the subdivision or combination becomes effective.

          (d) Adjustments for Certain Dividends and Distributions. If the Corporation at any time after the original issue date of the Series A Convertible Preferred Stock makes or issues a dividend or other distribution payable in additional shares of common stock, or in other securities of the Corporation, then and in each such event, provision shall be made so that the holders of Series A Convertible Preferred Stock shall receive on conversion thereof, in addition to the number of shares of common stock otherwise then receivable thereupon, the amount of securities of the Corporation that they would have received had their Series A Convertible Preferred Stock been converted to common stock on the date of such event and had they thereafter (during the period from such event to and including the conversion date) retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period.

          (e) Adjustments for Reclassification, Exchange or Substitution. If the common stock issuable upon conversion of the Series A Convertible Preferred Stock shall be changed into the same or a different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise, in such event the holder of each share of Series A Convertible Preferred Stock shall have the right thereafter to convert such into the kind and amount of shares of stock and other securities and property receivable upon such change, by holders of the number of shares of common stock into which such share of Series A Convertible Preferred Stock might have been converted immediately prior to such change.

          (f) Reorganization, Merger, Consolidation or Sale of Assets. If at any time there shall be a capital reorganization of the common stock (other than a subdivision, combination, reclassification or exchange of shares provided for elsewhere in this section), or a merger or consolidation of the Corporation with or into another corporation, or the sale of all or substantially all of the Corporation's properties and assets to any other person; in such event and as part of such change, provision shall be made so that the holders of Series A Convertible Preferred Stock are entitled to receive upon conversion of the Series A Convertible Preferred Stock the number of shares of stock or other securities or property of the Corporation, or of the successor corporation resulting from such change, to which a holder of the common stock deliverable upon conversion would have been entitled on such change. Upon any such change, this Section 4 shall be appropriately adjusted with respect to the rights of the holders of the Series A Convertible Preferred Stock after the reorganization, merger, consolidation or sale so that this paragraph remains applicable in as closely equivalent a form as may be practicable.

          (g) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of the Series A Convertible Preferred Stock, such number of its shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series A Convertible Preferred Stock. If at any time the number of authorized but unissued shares of common stock shall not be sufficient to effect the conversion of all the outstanding shares of the Series A Convertible Preferred Stock, the Corporation will take such action as is necessary to increase its authorized but unissued shares of common stock to such number of shares as shall be sufficient for such purpose.

          (h) Payment of Taxes. The Corporation will pay all taxes and other governmental charges that may be imposed in respect of the issue or delivery of shares of common stock upon conversion of shares of Series A Convertible Preferred Stock.

          (i) No Dilution or Impairment. The Corporation shall not amend its Certificate of Incorporation or participate in any reorganization, asset transfer, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, for the purpose of avoiding the observance or performance of any of the terms set forth in this Resolution to be performed by the Corporation, but will, at all times and in good faith, assist in carrying out all such action as may be reasonably necessary or appropriate in order to protect the conversion rights of the holders of Series A Convertible Preferred Stock against dilution or other impairment.

     5. Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, and before payment or setting aside for payment is made as to common stock, an amount equal to $100 per share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall not thereafter participate further in any subsequent distributions to shareholders upon liquidation.

     6. Redemption. The Corporation shall have the right at its option, to redeem all or any part of the outstanding shares of Series A Convertible Preferred Stock, at any time following the original issue date of the Series A Convertible Preferred Stock, upon 30 days' prior written notice, for a redemption price of $100 per share. Holders of the redeemed shares shall have the right to exercise the conversion privilege set forth in Section 4 hereof at any time prior to the expiration of said 30 day notice period. In the event that the Corporation shall redeem less than all of the outstanding shares of Series A Convertible Preferred Stock, the shares to be redeemed may be selected by lot or by redeeming shares from each shareholder in the proportion which the total number of shares to be redeemed bears to the total number of such shares outstanding. There shall not be established any sinking fund for the redemption or purchase of shares of the Series A Convertible Preferred Stock.

     7. No Other Rights. The Series A Convertible Preferred Stock shall not have any relative rights, preferences or limitations not expressly provided for by Texas law or the provisions of this resolution.

Exhibit 3.5
STATEMENT OF
RESOLUTION ESTABLISHING SERIES OF SHARES

To the Secretary of State
of the State of Texas:

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, the undersigned corporation submits the following statement for the purpose of establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof:

     1.     The name of the corporation is Holmes Microsystems, Inc.

     2. The following resolution, establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof, was duly adopted by the board of directors of the corporation on October 24, 1990.

Dated October 24, 1990

                                   HOLMES MICROSYSTEMS, INC.

                                   By /s/ Mark Zobrist
                                          Its President

                                   By /s/ G. Clark Johnson

STATE OF UTAH          )
                    :ss
COUNTY OF SALT LAKE    )

Before me, a notary public, on this day personally appeared E. Mark Zobrist and G. Clark Johnson , known to me to as the persons whose names are subscribed to the foregoing document and, being by me first duly sworn, declared that the statements therein contained are true and correct.

Given under my hand and seal of office this 24th day of October, A.D., 1990.

My Commission Expires:                 /s/ Notary Public
11-20-90                                   Residing at: SLC, UT

RESOLUTION

     RESOLVED that, pursuant to the authority vested in the Board of Directors of Holmes Microsystems, Inc. (the "Corporation") in accordance with the provisions of its Articles of Incorporation as amended, a series of preferred stock of the Corporation be and is hereby created, such series of preferred stock to consist of the number of shares of the designation and with the references and rights, subject to the qualifications, limitations and restrictions thereof, as follows:

     1. Designation and Number of Shares. Five thousand (5,000) of the one million (1,000,000) authorized shares of preferred stock, par value $0.001 per share, are hereby designated as the Series B Convertible Preferred Stock of the Corporation.

     2. Dividends. Each share of Series B Convertible Preferred Stock shall participate in any dividends declared by the Board of Directors of the Corporation out of funds legally available therefore and shall have a first preference over the common stock and the Series A Convertible Preferred Stock on the payment of such dividends up to the amount of $100.00 per share per annum. Said dividend must be paid and shall be cumulative from year to year.

     3. Voting Rights. Each holder of shares of Series B Convertible Preferred Stock shall be entitled to vote on all matters which may be brought before the shareholders and shall be entitled to the number of votes equal to the largest number of full shares of the common stock of the Corporation into which such holder's shares of Series B Convertible Preferred Stock are then convertible pursuant to Section 4 hereof.

     4. Conversion. Each holder of Series B Convertible Preferred Stock shall have the following conversion privileges:

          (a) Right to Convert. Each share of Series B Convertible Preferred Stock shall be convertible, at the option of the holder thereof at any time after the issuance thereof, into thirty-five hundred (3,500) fully paid and nonassessable shares of the common voting stock of the Corporation.

          (b) Procedures for Conversion. A holder of shares of Series B Convertible Preferred Stock shall be entitled to convert such shares into shares of common stock of the Corporation by surrendering his certificate(s) evidencing such Series B Convertible Preferred Stock, duly endorsed, at the registered office of the Corporation or the transfer agent for the Corporation's stock, together with written notice to the Corporation of his election to so convert, stating the number of shares of Series B Convertible Preferred Stock to be so converted. Upon receipt by the Corporation or its transfer agent of such certificate(s) and such written notice, the Corporation will promptly cause to be issued and delivered to such holder one or more certificates (as reasonably requested by the holder in the written notice of election to convert) evidencing the number of shares of common stock of the Corporation to which such holder is entitled (and, if appropriate, an additional certificate evidencing any shares of Series B Convertible Preferred Stock which are not being converted), without any further action on the part of such holder. The date of conversion shall be deemed to be the date of surrender of the certificates evidencing the Series B Convertible Preferred Stock to be converted and from and after such date the person(s) entitled to receive the shares of common stock issuable upon such conversion shall be deemed for all purposes to be the record holder(s) of said common shares issuable upon conversion.

          (c) Adjustment for Stock Splits and Combinations. If the Corporation shall at any time after the original issue date of the Series B Convertible Preferred Stock effect a subdivision of the outstanding common stock, the number of shares into which a share of Series B Convertible Preferred Stock can be converted shall be proportionately increased, and conversely, if the Corporation shall at any time after the original issue date of the Series B Convertible Preferred Stock combine the outstanding shares of common stock, the number of shares into which a share of Series B Convertible Preferred Stock can be converted shall be proportionately decreased. Any adjustment under this paragraph shall be effective at the close of business on the date the subdivision or combination becomes effective.

          (d) Adjustments for Certain Dividends and Distributions. If the Corporation at any time after the original issue date of the Series B Convertible Preferred Stock makes or issues a dividend or other distribution payable in additional shares of common stock, or in other securities of the corporation, then and in each such event, provision shall be made so that the holders of Series B Convertible Preferred Stock shall receive on conversion thereof, in addition to the number of shares of common stock otherwise then receivable thereupon, the amount of securities of the Corporation that they would have received had their Series B Convertible Stock been converted to common stock on the date of such event and had they thereafter (during the period from such event to and including the conversion date) retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period.

          (e) Adjustments for Reclassification Exchange or Substitution. If the common stock issuable upon conversion of the Series B Convertible Preferred Stock shall be changed into the same or a different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise, in such event the holder of each share of Series B Convertible Preferred Stock shall have the right thereafter to convert such into the kind and amount of shares of stock and other securities and property receivable upon such change, by holders of the number of shares of common stock into which such share of Series B Convertible Preferred Stock might have been converted immediately prior to such change.

          (f) Reorganization, Merger, Consolidation or Sale of Assets. If at any time there shall be a capital reorganization of the common stock (other than a subdivision, combination, reclassification or exchange of shares provided for elsewhere in this section) , or a merger or consolidation of the Corporation with or into another corporation, or the sale of all or substantially all of the corporation's properties and assets to any other person; in such event and as part of such change, provision shall be made so that the holders of Series B Convertible Preferred Stock are entitled to receive upon conversion of the Series B Convertible Preferred Stock the number of shares of stock or other securities or property of the Corporation, or of the successor corporation resulting from such change, to which a holder of the common stock deliverable upon conversion would have been entitled on such change. Upon any such change, this Section 4 shall be appropriately adjusted with respect to the rights of the holders of the Series B Convertible Preferred Stock after the reorganization, merger, consolidation or sale so that this paragraph remains applicable in as closely equivalent a form as may be practicable.

          (g) Reservation of Stock Issuable upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of the Series B Convertible Preferred Stock, such number of its shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series B Convertible Preferred Stock. If at any time the number of authorized but unissued shares of common stock shall not be sufficient to effect the conversion of all the outstanding shares of the Series B Convertible Preferred Stock, the Corporation will take such action as is necessary to increase its authorized but unissued shares of common stock to such number of shares as shall be sufficient for such purpose.

          (h) Payment of Taxes. The Corporation will pay all taxes and other governmental charges that may be imposed in respect of the issue or delivery of shares of common stock upon conversion of shares of Series B Convertible Preferred Stock.

          (i) No Dilution of Impairment. The Corporation shall not amend its Certificate of Incorporation or participate in any reorganization, asset transfer, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, for the purpose of avoiding the observance or performance of any of the terms set forth in this Resolution to be performed by the Corporation, but will, at all times and in good faith, assist in carrying out all such action as may be reasonably necessary or appropriate in order to protect the conversion rights of the holders of Series B Convertible Preferred Stock against dilution or other impairment.

     5. Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Series B Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, and before payment or setting aside for payment is made as to common stock or the Series A Convertible Preferred Stock, an amount equal to $1000 per share of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall not thereafter participate further in any subsequent distributions to shareholders upon liquidation.

     6. Redemption. The Corporation shall have the right, at its option, to redeem all or any part of the outstanding shares of Series B Convertible Preferred Stock, at any time following the original issue date of the Series B Convertible Preferred Stock, upon 30 days' prior written notice, for a redemption price of $1,100.00 per share. Holders of the redeemed shares shall have the right to exercise the conversion privilege set forth in Section 4 hereof at any time prior to the expiration of said 30 day notice period. In the event that the Corporation shall redeem less than all of the outstanding shares of Series B Convertible Preferred Stock, the shares to be redeemed may be selected by lot or by redeeming shares from each shareholder in the proportion which the total number of shares to be redeemed bears to the total number of such shares outstanding. There shall not be established any sinking fund for the redemption or purchase of shares of the Series B Convertible Preferred Stock.

     7. No Other Rights. The Series B Convertible Preferred Stock shall not have any relative rights, preferences or limitations not expressly provided for by Texas law or the provisions of this resolution.

Agreed to this 24th day of October, 1990.

Holmes Microsystems, Inc.
Board of Directors


Exhibit 3.6
STATEMENT OF
RESOLUTION ESTABLISHING SERIES OF SHARES

To the Secretary of State
of the State of Texas:

     Pursuant to the provisions of article 2.13 of the Texas Business Corporation Act, the undersigned corporation submits the following statement for the purpose of establishing and designating a series of Preferred D shares and fixing and determining the relative rights and preferences thereof:

     1.     The name of the corporation is Holmes Microsystems, Inc.

     2. The following resolution, establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof, was duly adopted by the board of directors of the corporation on March 17, 1991.

                                   HOLMES MICROSYSTEMS, INC.
                                   By: /s/ G. Clark Johnson
                                           Its President

                                   By: /s/ Darlene Pond
                                           Its Secretary

STATE OF UTAH          )
                    : ss
COUNTY OF SALT LAKE    )

     Before me, a notary public, on this day personally appeared Darlene Pond and G. Clark Johnson, known to me to be the persons whose names are subscribed to the forgoing document and, being by me first duly sworn, declared that the statements therein are true and correct.

     Given under my hand and seal of office this 30th day of April, 1991

                                   /s/ Terry E. Bowns
                                       Notary Public

RESOLUTION
PREFERRED SERIES D
RESOLVED that, pursuant to the authority vested in the Board of Directors of Holmes Microsystems, Inc. (the "Corporation") in accordance with the provisions of its Articles of Incorporation as amended, a series of preferred stock of the Corporation be and is hereby created as of this 17th day of March, 1991. Such series of preferred stock to consist of the number of shares of the designation and with the preferences and rights, subject to the qualifications, limitations and restrictions thereof, as follows:

     1. Designation and Number of Shares. Five thousand (5,000) of the one million (1,000,000) authorized shares of preferred stock, par value $10.00 per share, are hereby designated as the Series D Convertible Preferred Stock of the Corporation.

     2. Dividends. Each share of Series D Convertible Preferred Stock shall participate in any dividends declared by the Board of Directors of the Corporation out of funds legally available therefore and shall have a last preference over other currently authorized preferred and first preference over the common stock on the payment of such dividends up to the amount of $1.00 per share per annum. Said dividend shall be noncumulative from year to year.

     3. Voting Rights. Each holder of shares of Series D Convertible Preferred Stock shall not be entitled to vote on any matters which may be brought before the shareholders unless and until such shares shall have been fully converted pursuant to Section 4 hereof.

     4.     Conversion.     Each holder of Series D Convertible Preferred
Stock shall have the following conversion privileges:

          (a) Right to Convert. Each share of Series D Convertible Preferred Stock shall be convertible, at the option of the holder thereof at any time after the issuance thereof, into two hundred fifty (250) fully paid and nonassessable shares of the common voting stock of the Corporation.

          (b) Procedures for Conversion. A holder of shares of Series D Convertible Preferred Stock shall be entitled to convert such shares into shares of common stock of the Corporation by surrendering his certificate(s) evidencing such Series D Convertible Preferred Stock, duly endorsed, at the registered office of the Corporation or the transfer agent for the Corporation's stock, together with written notice to the Corporation of his election to so convert, stating the number of shares of Series D Convertible Preferred Stock to be so converted. Upon receipt by the Corporation or its transfer agent of such certificate(s) and such written notice, the Corporation will promptly cause to be issued and delivered to such holder one or more certificates (as reasonably requested by the holder in the written notice of election to convert) evidencing the number of shares of common stock of the Corporation to which such holder is entitled (and, if appropriate, an additional certificate evidencing any shares of Series D Convertible Preferred Stock which are not being converted), without any further action on the part of such holder. The date of conversion shall be deemed to be the date of surrender of the certificates evidencing the Series D Convertible Preferred Stock to be converted and from and after such date the person(s) entitled to receive the shares of common stock issuable upon such conversion shall be deemed for all purposes to be the record holder(s) of said common shares issuable upon conversion.

          (c) Adjustment for Stock Splits and Combinations. If the Corporation shall at any time after the original issue date of the Series D Convertible Preferred Stock effect a subdivision of the outstanding common stock, the number of shares into which a share of Series D Convertible Preferred Stock can be converted shall be proportionately increased, and conversely, if the Corporation shall at any time after the original issue date of the Series D Convertible Preferred Stock combine the outstanding shares of common stock, the number of shares into which a share of Series D Convertible Preferred Stock can be converted shall be proportionately decreased. Any adjustment under this paragraph shall be effective at the close of business on the date the subdivision or combination becomes effective.

          (d) Adjustments for Certain Dividends and Distributions. If the Corporation at any time after the original issue date of the Series D Convertible Preferred Stock makes or issues a dividend or other distribution payable in additional shares of common stock, or in other securities of the corporation, then and in each such event, provision shall be made so that the holders of Series D Convertible Preferred Stock shall receive on conversion thereof, in addition to the number of shares of common stock otherwise then receivable thereupon, the amount of securities of the Corporation that they would have received had their Series D Convertible Stock been converted to common stock on the date of such event and had they thereafter (during the period from such event to and including the conversion date) retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period.

          (e) Adjustments for Reclassification Exchange or Substitution. If the common stock issuable upon conversion of the Series D Convertible Preferred Stock shall be changed into the same or a different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise, in such event the holder of each share of Series D Convertible Preferred Stock shall have the right thereafter to convert such into the kind and amount of shares of stock and other securities and property receivable upon such change, by holders of the number of shares of common stock into which such share of Series D Convertible Preferred Stock might have been converted immediately prior to such change.

          (f) Reorganization, Merger, Consolidation or Sale of Assets. If at any time there shall be a capital reorganization of the common stock (other than a subdivision, combination, reclassification or exchange of shares provided for elsewhere in this section) , or a merger or consolidation of the Corporation with or into another corporation, or the sale of all or substantially all of the corporation's properties and assets to any other person; in such event and as part of such change, provision shall be made so that the holders of Series D Convertible Preferred Stock are entitled to receive upon conversion of the Series D Convertible Preferred Stock the number of shares of stock or other securities or property of the Corporation, or of the successor corporation resulting from such change, to which a holder of the common stock deliverable upon conversion would have been entitled on such change. Upon any such change, this Section 4 shall be appropriately adjusted with respect to the rights of the holders of the Series D Convertible Preferred Stock after the reorganization, merger, consolidation or sale so that this paragraph remains applicable in as closely equivalent a form as may be practicable.

          (g) Reservation of Stock Issuable upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of the Series D Convertible Preferred Stock, such number of its shares of common stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series D Convertible Preferred Stock. If at any time the number of authorized but unissued shares of common stock shall not be sufficient to effect the conversion of all the outstanding shares of the Series D Convertible Preferred Stock, the Corporation will take such action as is necessary to increase its authorized but unissued shares of common stock to such number of shares as shall be sufficient for such purpose.

          (h) Payment of Taxes. The Corporation will pay all taxes and other governmental charges that may be imposed in respect of the issue or delivery of shares of common stock upon conversion of shares of Series D Convertible Preferred Stock, other than income taxes.

          (i) No Dilution of Impairment. The Corporation shall not amend its Certificate of Incorporation or participate in any reorganization, asset transfer, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, for the purpose of avoiding the observance or performance of any of the terms set forth in this Resolution to be performed by the Corporation, but will, at all times and in good faith, assist in carrying out all such action as may be reasonably necessary or appropriate in order to protect the conversion rights of the holders of Series D Convertible Preferred Stock against dilution or other impairment.

     5. Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Series D Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, and before payment or setting aside for payment is made as to common stock, an amount equal to $10 per share of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock shall not thereafter participate further in any subsequent distributions to shareholders upon liquidation.

     6. Redemption. The Corporation shall have the right, at its option, to redeem all or any part of the outstanding shares of Series D Convertible Preferred Stock, at any time following the original issue date of the Series D Convertible Preferred Stock, upon 30 days' prior written notice, for a redemption price of $1.00 U.S. per share. Holders of the redeemed shares shall have the right to exercise the conversion privilege set forth in Section 4 hereof at any time prior to the expiration of said 30 day notice period. In the event that the Corporation shall redeem less than all of the outstanding shares of Series D Convertible Preferred Stock, the shares to be redeemed may be selected by lot or by redeeming shares from each shareholder in the proportion which the total number of shares to be redeemed bears to the total number of such shares outstanding. There shall not be established any sinking fund for the redemption or purchase of shares of the Series D Convertible Preferred Stock.

     7. No Other Rights. The Series D Convertible Preferred Stock shall not have any relative rights, preferences or limitations not expressly provided for by Texas law or the provisions of this resolution.

Agreed to this 17th day of March, 1991.

Holmes Microsystems, Inc.
Board of Directors

Exhibit 3.7
BY-LAWS
OF
BLACK WING CORPORATION

ARTICLE I - OFFICES

1.     REGISTERED OFFICE AND AGENT

     The registered office of the corporation shall be maintained at:

1600 Smith, Suite 4900, Houston, Texas 77002

in the State of Texas. The registered office or the registered agent, or both, may be changed by resolution of the board of directors, upon filing the statement required by law.

2.     PRINCIPAL OFFICE

     The principal office of the corporation shall be at

1600 Smith, Suite 4900, Houston, Texas 77002

provided that the board of directors shall have power to change the location of the principal office in its discretion.

3.     OTHER OFFICES

     The corporation may also maintain other offices at such places within or without the State of Texas as the board of directors may from time to time appoint or as the business of the corporation may require.

ARTICLE II - SHAREHOLDERS

1.     PLACE OF MEETING

     All meetings of shareholders, both regular and special, shall be held either at the registered office of the corporation in Texas or at such other places, either within or without the state, as shall be designated in the notice of the meeting.

2.     ANNUAL MEETING

     The annual meeting of shareholders for the election of directors and for the transaction of all other business which may come before the meeting shall be held on the 15th day of April in each year (if not a legal holiday and, if a legal holiday, then on the next business day following) at the hour specified in the notice of meeting.

     If the election of directors shall not be held on the day above designated for the annual meeting, the board of directors shall cause the election to be held as soon thereafter as conveniently may be at a special meeting of the shareholders called for the purpose of holding such election.

     The annual meeting of shareholders may be held for any other purpose in addition to the election of directors which may be specified in a notice of such meeting. The meeting may be called by resolution of the board of directors or by a writing filed with the secretary signed either by a majority of the directors or by shareholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote at any such meeting.

3.     NOTICE OF SHAREHOLDERS' MEETING

     A written or printed notice stating the place, day and hour of the meeting, and in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, either personally or by mail, bu pr at the direction of the president, secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the share transfer books of the corporation, with postage thereon prepaid.

4.     VOTING OF SHARES

     Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation or by law.

     Treasury shares, shares of its own stock owned by another corporation the majority of the voting stock of which is owned or controlled by this corporation, and shares of its own stock held by this corporation in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

     A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney in-fact. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable, and in no event shall it remain irrevocable for a period of more than eleven (11) months.

     At each election for directors every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him f or as many persons as there are directors to be elected and for whose election he has a right to vote, or unless prohibited by the articles of incorporation, to cumulate his votes by giving one candidate as many votes as the number of such directors multiplied by the number of his shares shall equal, or by distributing such votes on the same principal among any number of such candidates. Any shareholder who intends to cumulate his votes as herein authorized shall gave written notice of such intention to the secretary of the corporation on or before the day preceding the election at which such shareholder intends to cumulate his votes.

5.     CLOSING TRANSFER BOOKS AND FIXING RECORD DATE

     For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the share transfer books shall be closed for a stated period not exceeding fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the by-laws or in the absence of an applicable by-law the board of directors, may fix in advance a date as the record date for any such determination of shareholders, not later than fifty (50) days and, in case of a meeting of shareholders, not earlier than ten (10) days prior to the date on which the particular action, requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, except where the determination has been made through the closing of share transfer books and the stated period of closing has expires.

6.     QUORUM OF SHAREHOLDERS

     Unless otherwise provided in the articles of incorporation, the holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders, but in no event shall a quorum consist of the holder, of less than one-third (1/3) of the shares entitled to vote and thus represented at such meeting. The vote of the holders of a majority of the shares entitled to vote and thus represented at a meeting at which a quorum is present shall be the act of the shareholders' meeting, unless the vote of a greater number is required by law, the articles of incorporation or the by-laws.

7.     VOTING LISTS

     The officer or agent having charge of the share transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share transfer books shall be prima-facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

8.     ACTION BY CONSENT OF SHAREHOLDERS

     In lieu of a formal meeting, action may be taken by unanimous consent of the shareholders.

ARTICLE III - DIRECTORS

1.     BOARD OF DIRECTORS

     The business and affairs of the corporation shall be managed by a board of directors. Directors need not be residents of the State of Texas or shareholders in the corporation.

2.     NUMBER AND ELECTION OF DIRECTORS

     The number of directors shall be 3 provided that the number may be increased or decreased from time to time by an amendment to these by-laws, but no decrease shall have the effect of shortening the term of any incumbent director. At each annual election the shareholders shall elect directors to hold office until the next succeeding annual meeting.

3.     VACANCIES

     Any vacancy occurring in the board of directors may be filled by the affirmative vote of the remaining directors, though less than a quorum of the board. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose.

4.     QUORUM OF DIRECTORS

A majority of the board of directors shall constitute a quorum for the transaction of business. The act of the directors present at a meeting at which a quorum present shall be the act of the board of directors.

5.     ANNUAL MEETING OF DIRECTORS

     Within thirty days after each annual meeting of shareholders the board of directors elected at such meeting shall hold an annual meeting at which they shall elect officers and transact such other business as shall come before the meeting.

6.     REGULAR MEETING OF DIRECTORS

     A regular meeting of the board of directors may be held at such time as shall be determined from time to time by resolution of the board of directors.

7.     SPECIAL MEETINGS OF DIRECTORS

     The secretary shall call a special meeting of the board of directors whenever requested to do so by the president or by two directors. Such special meeting shall be held at time specified in the notice of meeting.

8.     PLACE OF DIRECTORS' MEETINGS

     All meetings of the board of directors (annual, regular or special) shall be held either at the principal office of the corporation or at such other place, either within or without the State of Texas, as shall be specified in the notice of meeting.

9.     NOTICE OF DIRECTORS' MEETINGS

     All meetings of the board of directors (annual, regular or special) shall be held upon five (5) days' written notice stating the date, place and hour of meeting delivered to each director either personally or by mail or at the direction of the president or the secretary or the officer or person calling the meeting.

     In any case where all of the directors execute a waiver of notice of the time and place of meeting, no notice thereof shall be required, and any such meeting (whether annual, regular or special) shall be held at the time and at the place (either within or without the State of Texas) specified in the waiver of notice. Attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where the director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

     Neither the business to be transacted at, nor the purpose of , any annual, regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

10.     COMPENSATION

     Directors, as such, shall not receive any stated salary for their services, but by resolution of the board of directors a fixed sum and expenses of attendance, if any, may he allowed for attendance at each annual, regular or special meeting of the board, provided, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

11.     ACTION BY CONSENT OF DIRECTORS

     In lieu of a formal meeting, action may be taken by unanimous written consent of the directors.

ARTICLE IV - OFFICERS

1.     OFFICERS ELECTION

     The officers of the corporation shall consist of a president, one or more vice-presidents, a secretary, and a treasurer. All such officers shall be elected at the annual meeting of the board of directors provided for in
Article III, Section 5. If any office is not filled at such annual meeting, it may be filled at any subsequent regular or special meeting of the board. The board of directors at such annual meeting, or at any subsequent regular or special meeting may also elect or appoint such other officers and assistant officers and agents as may be deemed necessary. Any two or more offices may be held by the same person, except the of offices of president and secretary.

     All officers and assistant officers shall be elected to serve until the next annual meeting of directors (following the next annual meeting of shareholders) or until their successors are elected, provided, that any officer or assistant officer elected or appointed by the board of directors may be removed with or without cause at any regular or special meeting of the board whenever in the judgment of the board of directors the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any agent appointed shall serve for such term, not longer than the next annual meeting of the board of directors, as shall be specified, subject to like right of removal by the board of directors.

2.     VACANCIES
     If any office becomes vacant for any reason, the vacancy may be filled by the board of directors.

3.     POWER OF OFFICERS

     Each officer shall have, subject to these by-laws, in addition to the duties and powers specifically set forth herein, such powers and duties as are commonly incident to his office and such duties and powers as the board of directors shall from time to time designate. All officers shall perform their duties subject to the directions and under the supervision of the board of directors. The president may secure the fidelity of any and all officers by bond or otherwise.

4.     PRESIDENT

     The president shall be the chief executive officer of the corporation.
He shall preside at all meetings of the directors and shareholders. He shall see that all orders and resolutions of the board are carried out, subject however, to the right of the directors to delegate specific powers, except such as may be by statute exclusively conferred on the president, to any other officers of the corporation.

     He or any vice-president shall execute bonds, mortgages and other instruments requiring a seal, in the name of the corporation, and, when authorized by the board, he or any vice-president may affix the seal to any instrument requiring the same, and the seal when so affixed shall be attested by the signature of either the secretary or an assistant secretary. He or any vice-president shall sign certificates of stork.

     The President shall be ex-officio a member of all standing committees.

     He shall submit a report of the operations of the corporation for the year to the directors at their meeting next preceding the annual meeting of the shareholders and to the shareholders at their annual meeting.

5.     VICE-PRESIDENTS

     The vice-president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president, and they shall perform such other duties as the board of directors shall prescribe.

6.     THE SECRETARY AND ASSISTANT SECRETARIES

     The secretary shall attend all meetings of the board and all meetings of the shareholders and shall record all votes and the minutes of all proceedings and shall perform like duties for the standing committees when required. He shall give or cause to be given notice of all meetings of the shareholders and all meetings of the board of directors and shall perform such other duties as may be prescribed by the board. He shall keep in safe custody the seal of the corporation, and when authorized by the board, affix the same to any instrument requiring it, and when so affixed, it shall be attested by his signature or by the signature of an assistant secretary.

     The assistant secretary shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary, and they shall perform such other duties as the board of directors shall prescribe.

     In the absence of the secretary or an assistant secretary, the minutes of all meetings of the board and shareholders shall be recorded by such person as shall be designated by the president or by the board of directors.

7.     THE TREASURER AND ASSISTANT TREASURERS

     The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

     The treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements. He shall keep and maintain the corporation's books of account and shall render to the president and directors an account of all of his transactions as treasurer and of the financial condition of the corporation and exhibit his books, records and accounts to the president or directors at any time. He shall disburse funds for capital expenditures as authorized by the board of directors and in accordance with the orders of the president, and present to the president for his attention any requests for disbursing funds if in the judgment of the treasurer any such request is not properly authorized. He shall perform such other duties as may be directed by the board of directors or by the president.

     If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

     The assistant treasurers in the order of their seniority shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer, and they shall perform such other duties as the board of directors shall prescribe.

ARTICLE V - CERTIFICATES OF STOCK TRANSFER, ETC.

1.     CERTIFICATES OF STOCK

     The certificates for shares of stock of the corporation shall be numbered and shall be entered in the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the president or a vice-president and the secretary or an assistant secretary and shall be sealed with the seal of the corporation or a facsimile thereof. If the corporation has a transfer agent or a registrar, other than the corporation itself or an employee of the corporation, the signatures of any such officer may be facsimile. In case any officer or officers who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before said certificate or certificates shall have been issued, such certificate may nevertheless be issued by the corporation with the same effect as though the person or persons who signed such certificates or whose facsimile signature or signatures shall have been used thereon had been such officer or officers at the date of its issuance. Certificates shall be in such form as shall in conformity to law be prescribed from time to time by the board of directors.

     The corporation may appoint from time to time transfer agents and registrars, who shall perform their duties under the supervision of the secretary.

2.     TRANSFERS OF SHARES

     Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

3.     REGISTERED SHAREHOLDERS

     The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

4.     LOST CERTIFICATE

     The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost.
When authorizing such issue of a new certificate or certificates, the board of directors in its discretion and as a condition precedent to the issuance thereof, may require the owner of such lost or destroyed certificate or certificates or his legal representative to advertise the same in such manner as it shall require or to give the corporation a bond with surety and in forms satisfactory to the corporation (which bond shall also name the corporation's transfer agents and registrars, if any, as obligees) in such sum as it may direct as indemnity against any claim that may be made against the corporation or other obligees with respect to the certificate alleged to have been

ARTICLE VI - DIVIDEND

1.     DECLARATION

     The board of directors may declare at any annual, regular or special meeting of the board and the corporation may pay, dividends on the outstanding shares in cash, property or in the shares of the corporation to the extent permitted by, and subject to the provisions of, the laws of the State of Texas.

2.     RESERVES

     Before payment of any dividend there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the corporation or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

ARTICLE VII - MISCELLANEOUS

1.     INFORMAL ACTION

     Any action required to be taken or which may be taken at a meeting of the shareholders, directors or members of the executive committee, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the shareholders, directors, or members of the executive committee, as the case may be, entitled to vote with respect to the subject matter thereof, and such consent shall have the same force and effect as a unanimous vote of the shareholders, directors, or members of the executive committee, as the case may be, at a meeting of said body.

2.     SEAL

     The corporate seal shall be circular in form and shall contain the name of the corporation, the year of its incorporation and the words "TEXAS," and "CORPORATE SEAL" or an image of the Lone Star. The seal may be used by causing it or a facsimile to be impressed or affixed or in any other manner reproduced. The corporate seal may be altered by order of the board of directors at any time.

3.     CHECKS

     All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

4.     FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each and every year.

5.     DIRECTORS' ANNUAL STATEMENT

     The board of directors shall present at each annual meeting of shareholders a full and clear statement of the business and condition of the corporation.

6.     CLOSE CORPORATIONS: MANAGEMENT BY SHAREHOLDERS

     If the articles of incorporation of the corporation and each certificate representing its issued and outstanding shares states that the business and affairs of the corporation shall be managed by the shareholders of the corporation rather than by a board of directors, then, whenever the context so requires the shareholders of the corporation shall be deemed the directors of the corporation for purposes of applying any provision of these by-laws.

7.     AMENDMENTS

     These by-laws may be altered, amended or repealed in whole or in part by the affirmative vote of the holders of a majority of the shares outstanding and entitled to vote, but such power may be delegated by the shareholders to the board of directors.

ARTICLE VIII
INDEMNIFICATION OF OFFICERS AND DIRECTORS


     The following Article describes and sets out the parameters indemnification as set out in Article 2.02-l of the Texas Business Corporations Act.

     "Article 2.02-1. of the Texas Business Corporation Act provides the following with respect to indemnification of officers and directors:

     Art. 2.02-1. Power to Indemnify and to Purchase Indemnity Insurance; Duty to Indemnify

     (1) "Corporation" includes any domestic or foreign predecessor entity of the corporation in a merger, consolidation, or other transaction in which the liabilities of the predecessor are transferred to the corporation by operation of law and in any other transaction in which the corporation assumes the liabilities of the predecessor but does not specifically exclude liabilities that are the subject matter of this article.

     (2) "Director" means any person who is or was a director of the corporation and any person who, while a director of the corporation, is or was serving at the request of the corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise.

     (3)     "Expenses" include court costs and attorney's fees.

     (4)     "Official capacity" means

          (a) when used with respect to a director, the office of director in the corporation, and

          (b) when used with respect to a person other than a director, the elective or appointive office in the corporation held by the officer, or the employment or agency relationship undertaken by the employee or agent in behalf of the corporation, but

          (c) in both Paragraphs (a) and (b) does not include service for any other foreign or domestic corporation or any partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise.

     (5) "Proceeding" means any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, arbitrative, or investigative, any appeal in such an action, suit, or proceeding, and any inquiry or investigation that could lead to such an action, suit, or proceeding.

     B. A corporation may indemnify a person who was, is or is threatened to be made a named defendant or respondent in a proceeding because the person is or was a director only if it is determined in accordance with Section F of this article that the person:

          (1)     conducted himself in good faith;

          (2)     reasonably believed;

          (a) in the case of conduct in his official capacity as a director of the corporation, that his conduct was in the corporation's best interests, and

          (b) in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

          (3) in the case of any criminal proceeding, had no reasonable cause to believe his conduct was lawful.

     C. A director may not be indemnified under Section B of this article for obligations resulting from a proceeding:

          (1) in which the person is found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the person's official capacity; or

          (2)     in which the person is found liable to the corporation.

     D. The termination of a proceeding by judgment, order, settlement, or conviction, or on a plea of nolo contendere or its equivalent is not of itself determinative that the person did not meet the requirements set forth in Section B of this article.

     E. A person may be indemnified under Section B of this article against judgments, penalties (including excise and similar taxes), fines, settlements, and reasonable expenses actually incurred by the person in connection with the proceeding; but if the proceeding was brought by or in behalf of the corporation, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding.

     F. A determination of indemnification under Section B of this article must be made:

     (1) by a majority vote of a quorum consisting of directors who at the time of the vote are not named defendants or respondents in the proceeding;

     (2) if such a quorum cannot be obtained, by a majority vote of a committee of the board of directors, designated to act in the matter by a majority vote of all directors, consisting solely of two or more directors who at the time of the vote are not named defendants or respondents in the proceeding;

     (3) by special legal counsel selected by the board of directors or a committee of the board by vote as set for in Subsection (1) or (2) of this section, or, if such a quorum cannot be obtained and such a committee cannot be established, by a majority vote of all directors; or

     (4) by the shareholders in a vote that excludes the shares held by directors who are named defendants or respondents in the proceeding.

     G. Authorization of indemnification and determination as to reasonableness of expenses must be made in the same manner as the determination that indemnification is permissible, except that if the determination that indemnification is permissible is made by special legal counsel, authorization of indemnification and determination as to reasonableness of expenses must be made in the manner specified by Subsection
(3) of Section F of this Article for the selection of special legal counsel. A provision contained in the articles of incorporation, bylaws, a resolution of shareholders or directors, or an agreement that makes mandatory the indemnification permitted under Section B of this article shall he deemed to constitute authorization of indemnification in the manner required by this section even though such provision may not have been adopted or authorized in the same manner as the determination that indemnification is permissible.

     H. A corporation shall indemnify a director against reasonable expenses incurred by him in connection with a proceeding in which he is a named defendant or respondent because he is or was a director if he has been wholly successful, on the merits or otherwise, in the defense of the proceeding.

     I. If, in a suit for the indemnification required by Section H of this article, a court of competent jurisdiction determines that the director is entitled to indemnification under that section, the court shall order indemnification and shall award to the director the expenses incurred in securing the indemnification.

     J. If, upon application of a director, a court of competent jurisdiction determines, after giving any notice the court considers necessary, that the director is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he has met the requirements set forth in Section B of this article or has been adjudged liable in the circumstances described by Section C of this article, the court may order the indemnification that the court determines is proper and equitable. The court shall limit indemnification to reasonable expenses if the proceeding is brought by or on behalf of the corporation or if the director is found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the person's official capacity.

     K. Reasonable expenses incurred by a director who was, is, or is threatened to be made a named defendant or respondent in a proceeding may be paid or reimbursed by the corporation in advance of the final disposition of the proceeding after:

          (1) the corporation receives a written affirmation by the director of his good faith belief that he has met the standard of conduct necessary for indemnification under this article and a written undertaking by or on behalf of the director to repay the amount paid or reimbursed if it is ultimately determined that he has not met those requirements; and

          (2) a determination that the facts then known to those making the determination would not preclude indemnification under this article.

     L. The written undertaking required by Section K of this article must be an unlimited general obligation of the director but need not be secured.
It may be accepted without reference to financial ability to make repayment. Determinations ans authorizations of payments under Section K of this Article must be made in the manner specified by Section F of this article for determining that indemnification is permissible.

     M. A provision for a corporation to indemnify or to advance expenses to a director who was, is, or is threatened to be made a named defendant or respondent in a proceeding, whether contained in the articles of incorporation, the bylaws, a resolution of shareholders or directors, an agreement, or otherwise, except in accordance with Section R of this article, is valid only to the extent it is consistent with this article as limited by the articles of incorporation, if such a limitation exists.

     N. Notwithstanding any other provision of this article, a corporation may pay or reimburse expenses incurred by a director in connection with his appearance as a witness or the participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

     O. An officer of the corporation shall be indemnified as, and to the same extent, provided by Section H, I, and J of this article for a director and is entitled to seek indemnification under those sections to the same extent as a director. A corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent that it may indemnify and advance expenses to directors under this article.

     P. A corporation may indemnify and advance expenses to persons who are not or were not officers, employees, or agents of the corporation but who are or were serving at the request of the corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise to the same extent that it may indemnify and advance expenses to directors under this article.

     Q. A corporation may indemnify and advance expenses to an officer, employee, agent, or person identified in Section P of this article and who is not a director to such further extent, consistent with law, as may be provided by its articles of incorporation, bylaws, general or specific action of its board of directors, or contract or as permitted or required by common law.

     R. A corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation or who is or was serving at the request of the corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, against any liability asserted against him and incurred by him or in such a capacity or arising out of his status as such a person, whether or not the corporation would have the power to indemnify him against that liability under this article.

     S. Any indemnification of or advance of expenses to a director in accordance with this article shall be reported in writing to the shareholders with or before the notice or waiver of notice of the next shareholders' meeting or with or before the next submission to shareholders of a consent to action without a meeting pursuant to Section A, Article 9.10, of this Act and, in any case, within the 12-month period immediately following the date of the indemnification or advance.

     T. For purposes of this article, the corporation is deemed to have requested a director to serve an employee benefit plan whenever the performance by him of his duties to the corporation also imposes duties an or otherwise involves services by him to the plan or participants or beneficiaries of the plan. Excise taxes assessed on a director with respect to an employee benefit plan pursuant to applicable law are deemed fines. Action taken or omitted by him with respect to an employee benefit plan in the performance of his duties for a purpose reasonably believed by him to be in the interest of the participants and beneficiaries of the plan is deemed to be for a purpose which is not opposed to the best interests of the corporation.

     U. The articles of incorporation of a corporation may restrict the circumstances under which the corporation is required or permitted to indemnify a person under Sections H, I, J, O, P, or Q of this article.


Exhibit 4.1
[Front of stock certificate]

HOLMES
MICROSYSTEMS, INC.
INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS

NUMBER                                             SHARES

THIS CERTIFIES THAT

IS THE OWNER OF

SHARES OF THE FULLY PAID AND NON-ASSESSABLE SHARES OF THE COMMON STOCK OF $.0001 PAR VALUE OF HOLMES MICROSYSTEMS, INC.

transferable only on the books of the Corporation by the holder hereof in person or by attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid until countersigned and registered by the Transfer Agent and Registrar.

          IN WITNESS WHEREOF, the said Corporation has caused this Certificate to be signed by its duly authorized officers and its Corporate Seal to be hereunto affixed.

Dated:
                              Holmes Microsystems, Inc.
/s/ John R. Douglas                  CORPORATE          /s/ Mark Zobrist
Secretary                              SEAL                 President
                                       1988
                                      TEXAS

[Back of stock certificate]

Notice:Signature must be guaranteed by a firm which is a member of a registered national stock exchange, or by a bank (other than a saving bank), or a trust company. The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

     TEN COM - as tenants in common          UNIF GIFT MIN ACT -    Custodian
     TEN ENT - as tenants by the entireties    (Cust)                 (Minor)
     JT TEN  - as joint tenants with right of   under Uniform Gifts to Minors
          survivorship and not as tenants       Act
          in common                            (State)
Additional Abbreviations may also be used though not in the above list

     For Value Received, ____________ hereby sell, assign and transfer unto Please insert social security or other identifying number of assignee

(Please print or typewrite name and address, including zip code, of assignee)

                                                            Shares
of the capital stock represented by the within certificate, and do hereby
irrevocably constitute and appoint                             Attorney to
transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated

     NOTICE:     The signature of this assignment must correspond with the
name as written upon the face of the certificate in every particular without alteration or enlargement or any change whatever