Form 10KSB
period 1999-01-31
HOLMES MICROSYSTEMS INC
filed 1999-06-14
CIK 832100

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K SB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X)ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended January 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. ( )

     Issuer's revenues for the year ended January 31, 1999 were $-0-.

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at March
26, 1999, was approximately $34,547. As of March 26, 1999, there were 48,051,547 shares of the registrant's Common Stock outstanding. PART I

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

Item 3 - LEGAL PROCEEDINGS

     There are twelve judgments against the registrant for a total of
$526,710.60

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fiscal year ended January 31, 1999.

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

The registrant's common stock is traded on the OTC - Bulletin Board (HOMM). There is no established trading market for the stock. The following table sets forth the high and low bid prices for the stock for the year ended January 31, 1999 as reported by the market maker each quarter. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS (Continued)

FISCAL YEAR JANUARY 31, 1999

     QUARTER                                  LOW BID        HIGH BID

February 1, 1998 to April 30, 1998            $ .002          $ .002

May 1, 1998 to July 31, 1998                  $ .002          $ .002

August 1, 1998 to October 31, 1998            $ .002          $ .002

November 1, 1998 to January 31, 1999          $ .002          $ .002

As of January 31, 1999 there were 587 shareholders of the company's common stock. No cash dividends were declared during the year ended January 31, 1999.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has been inactive since the fiscal year ended January 31, 1994. As of January 31, 1999, the company had no assets. Total liabilities were $610,711 as of January 31, 1999, of which $526,711 were in the form of judgments and $84,000 were notes payable.

Item 7 - FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page of this annual report.

Item 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Kip Eardley, 39, the sole director of the company, has been president of the company since December 18, 1996. Mr. Eardley has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc. There are no other officers of the registrant.

     Section 16(a) Beneficial Ownership Reporting Compliance

For the fiscal year ended January 31,1999, the following are persons, who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year or any prior fiscal year:

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

     *Neither of the referenced Form 3's and 5's have been filed.

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

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
    FORM 8-K

(a)(1) Financial Statements. The following unaudited financial statements are provided pursuant to Rule 3-11 of Regulation S-X:

     Statement of Financial Position as of January 31, 1999 and 1998 Statement of Operations for the Years Ended January 31, 1999 and 1998 Statement of Changes in Stockholders' Equity for the Years Ended
          January 31, 1999 and 1998
     Statement of Cash Flows for the Years Ended January 31, 1999 and 1998 Notes to Financial Statements

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


Dated:                               By
                                         Kip Eardley, Director

HOLMES MICROSYSTEMS, INC.
Statement of Changes in Stockholders' Equity
(Unaudited)     January 31, 1999 and 1998
ASSETS
                                         January 31,          January 31,
                                            1999                 1998

CURRENT ASSETS                          $      -0-            $      -0-

TOTAL ASSETS                            $      -0-            $      -0-


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Judgements payable (Note 2)          $      526,711        $      526,711
   Notes payable (Note 3)                       84,000                84,000

         Total current liabilities             610,711               610,711

STOCKHOLDERS' EQUITY
     Preferred stock - series A; $.001
        par value; 100,000 shares
        authorized; 7,500 shares issued
        and outstanding; 8 %
        noncumlative convertible                     8                     8

     Preferred stock - series B; $.001
        par value; 5,000 shares
        authorized; 840 shares issued
        and outstanding; 10 %
        cumlative convertible                        1                     1

   Common stock; $.001 par value;
        49,000,000 shares authorized;
        48,051,547 shares issued and
        outstanding                             48,051                48,051
   Additional paid-in capital                4,342,333             4,342,333
   Accumulated deficit                      (5,001,104)           (5,001,104)

         Total stockholders' equity           (610,711)             (610,711)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $      -0-           $      -0-

HOLMES MICROSYSTEMS, INC.
Statement of Operations for the Years
(Unaudited) Ended January 31, 1999 and 1998

                                            January 31,           January 31,
                                               1999                  1998

REVENUES                                    $     -0-            $     -0-

OPERATING EXPENSES                                -0-                  -0-

NET INCOME                                  $     -0-            $     -0-

NET INCOME PER SHARE                        $     -0-            $     -0-

HOLMES MICROSYSTEMS, INC.
Statement of Changes in Stockholders' Equity
(Unaudited) For the Years Ended January 31, 1999 and 1998

          Preferred    Preferred
            Stock        Stock                      Additional
          Series A      Series B     Common Stock   Paid-in     Accum.
        Shares  Amt. Shares  Amt. Shares  Amount  Capital     Deficit  Total

Balance
as of
1/31/97 7,500 $8  840  $1  48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

Net
Income                                                         -0-       -0-

Balance
as of
1/31/98 7,500 $8  840  $1  48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

Net
Income                                                         -0-       -0-

Balance
as of
1/31/99 7,500 $8  840  $1  48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

HOLMES MICROSYSTEMS, INC.
Statement of Cash Flows for the Years
(Unaudited)      Ended January 31, 1999 and 1998


                                          January 31,            January 31,
                                             1999                   1998

CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net Income                           $      -0-           $      -0-

CASH AT BEGINNING OF YEAR                       -0-                  -0-

CASH AT END OF YEAR                      $      -0-           $      -0-

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