Form 10QSB
period 1998-04-30
HOLMES MICROSYSTEMS INC
filed 1999-06-15
CIK 832100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1998

Commission file number 000-18257

HOLMES MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

          TEXAS                                            91-1939829
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification Number)

57 West 200 South, Suite 310
Salt Lake City, Utah
(Address of principal executive offices)

84101
(Zip Code)

(801) 269-9500
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes                                     No     X



APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:
48,051,547


PART I



ITEM 1    Statement of Financial Position as of April 30, 1998
          and January 31, 1998

          Statement of Operations for the Three Month
          Period Ended April 30, 1998

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended April 30, 1998

          Statement of Cash Flows for the Three Month
          Period Ended April 30, 1998

          Notes to Financial Statements as of April 30, 1998

HOLMES MICROSYSTEMS, INC.   Statement of Financial Position as of
(UNAUDITED)                 April 30, 1998 and January 31, 1998


ASSETS

                                          April 30,               January 31,
                                             1998                     1998

CURRENT ASSETS                            $      -0-           $      -0-

TOTAL ASSETS                              $      -0-           $      -0-


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Judgements payable                     $      526,711       $      526,711
   Notes payable                                  84,000               84,000

         Total current liabilities               610,711              610,711

STOCKHOLDERS' EQUITY
     Preferred stock - series A; $.001
     par value; 100,000 shares
     authorized; 7,500 shares issued and
     outstanding; 8 % noncumlative
     convertible                                       8                    8

     Preferred stock - series B; $.001
     par value; 5,000 shares
     authorized; 840 shares issued and
     outstanding; 10 % cumlative
     convertible                                       1                    1

     Common stock; $.001 par value;
     49,000,000 shares authorized
     48,051,547 shares issued and
     outstanding                                  48,051               48,051
   Additional paid-in capital                  4,342,333            4,342,333
   Accumulated deficit                        (5,001,104)          (5,001,104)

         Total stockholders' equity             (610,711)            (610,711)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      -0-           $      -0-

HOLMES MICROSYSTEMS, INC.            Statement of Operations for the Three
(UNAUDITED)                          Month Period Ended April 30, 1998

                                                   April 30,
                                                     1998

REVENUES                                          $     -0-

OPERATING EXPENSES                                      -0-

NET INCOME                                        $     -0-

NET INCOME PER SHARE                              $     -0-

HOLMES MICROSYSTEMS, INC.
                             Statement of Changes in Stockholders' Equity for
(UNAUDITED)                  The Three Month Period Ended April 30, 1998




                                                     Additional
            Preferred   Preferred     Common  Stock   Paid-in Accumulated Total
            Stock       Stock         Shares  Amount  Capital    Deficit
            Series A    Series B
          Shares Amount Shares Amount


Balances
as of
January 31,
1998
         7,500 $ 8 840 $ 1 48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

Net
Income
                                                                  -0-     -0-


Balances
as of
April 30,
1998
         7,500 $ 8 840 $ 1 48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)

HOLMES MICROSYSTEMS, INC.           Statement of Cash Flows for the Three
(UNAUDITED)                         Month Period Ended April 30, 1998

                                         April 30,
                                           1998

CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net Income                         $      -0-

CASH AT BEGINNING OF YEAR                     -0-

CASH AT END OF YEAR                    $      -0-

HOLMES MICORSYSTEMS, INC.                Notes to Financial Statements
(UNAUDITED)                              as of April 30, 1998


The financial statements of Holmes Microsystems, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Holmes Microsystems, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Holmes Microsystems, Inc. annual report on Form 10-K for the fiscal year ended January 31, 1998.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


The company has been dormant since the fiscal year ended January 31, 1994. During the quarter ended April 30, 1998, there were no revenues and no expenses. The company has no assets, and has current liabilities of $610,711. These current liabilities are comprised of judgements of $526,711 and overdue notes payable of $84,000.

PART II

ITEM 1     LEGAL PROCEEDINGS

          There are twelve judgements against the company for a total of $526,711.

ITEM 2     CHANGES IN SECURITIES

           NONE

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5     OTHER INFORMATION

           NONE

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           NONE


SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Holmes Microsystems, Inc.
                                   (Registrant)



Dated:                              By
                                       Kip Eardley
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:                              By
                                       Kip Eardley
                                       President