Form 10QSB
period 1998-07-31
HOLMES MICROSYSTEMS INC
filed 1999-06-15
CIK 832100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998

Commission file number 000-18257

HOLMES MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

          TEXAS                                            91-1939829
(State or other jurisdiction of                    (IRS Identification Number)
Employer incorporation or organization)

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

          Yes                                     No     X



APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:
48,051,547

PART I


ITEM 1    Statement of Financial Position as of July 31, 1998
          and January 31, 1998

          Statement of Operations for the Three and Six Month
          Periods Ended July 31, 1998

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended July 31, 1998

          Statement of Cash Flows for the Three and Six Month
          Periods Ended July 31, 1998

          Notes to Financial Statements as of July 31, 1998

HOLMES MICROSYSTEMS, INC.   Statement of Financial Position as of
(UNAUDITED)                 July 31, 1998 and January 31, 1998


ASSETS

                                           July 31,              January 31,
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

HOLMES MICROSYSTEMS, INC.     Statement of Operations for the Three and Six
(UNAUDITED)                   Month Periods Ended July 31, 1998

                                                   Three            Six
                                                   Months           Months

REVENUES                                           $     -0-       $     -0-

OPERATING EXPENSES                                       -0-             -0-

NET INCOME                                         $     -0-       $     -0-

NET INCOME PER SHARE                               $     -0-       $     -0-

HOLMES MICROSYSTEMS, INC.
                             Statement of Changes in Stockholders' Equity for
(UNAUDITED)                  The Three Month Period Ended July 31, 1998




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


Balances
as of
July 31,
1998
         7,500 $ 8 840 $ 1 48,051,547 $48,051 $4,342,333 $(5,001,104) $(610,711)


HOLMES MICROSYSTEMS, INC.      Statement of Cash Flows for the Three and Six
(UNAUDITED)                    Month Periods Ended July 31, 1998


                                              Three                 Six
                                              Months               Months

CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net Income                            $      -0-           $      -0-

CASH AT BEGINNING OF YEAR                        -0-                  -0-

CASH AT END OF YEAR                       $      -0-           $      -0-

HOLMES MICORSYSTEMS, INC.                 Notes to Financial Statements
(UNAUDITED)                               as of July 31, 1998



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

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


The company has been dormant since the fiscal year ended January 31, 1994. During the quarter ended July 31, 1998, there were no revenues and no expenses. The company has no assets, and has current liabilities of $610,711. These current liabilities are comprised of judgements of $526,711 and overdue notes payable of $84,000.

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