Form 10QSB
period 1999-04-30
HOLMES MICROSYSTEMS INC
filed 1999-06-22
CIK 832100

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 1999

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-18257

HOLMES MICROSYSTEMS, INC.
(Exact name of Registrant as specified in charter)

     TEXAS                                          91-1939829
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

57 West 200 South, Suite 101, Salt Lake City, UT         84101
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (801) 269-9500

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [   ]    No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 18, 1999, there were 48,051,547 shares of the Registrant's Common Stock outstanding.

PART I

Item 1.  Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, for the year ended January 31, 1999.

Holmes Microsystems, Inc.
Balance Sheets

                                                 April              January
                                                30, 1999           31, 1999
               ASSETS

Current Assets
     Cash                                     $     -0-           $     -0-

     Total Assets                             $     -0-           $     -0-

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Judgements payable                       $     526,711       $     526,711
     Notes Payable                                   84,000              84,000

     Total Current Liabilities                      610,711             610,711

Stockholders' Equity
     Preferred stock - series A; $.001 par value;
          100,000 shares authorized;
          -0- shares issued and outstanding         -0-                 -0-

     Preferred stock - series B; $.001 par value;
          5,000 shares authorized;
          -0- shares issued and outstanding         -0-                 -0-

     Common Stock; $.001 Par Value;
       49,000,000 shares authorized;
       48,051,547 shares issued and outstanding      48,051              48,051
     Paid In Capital                              4,342,333           4,342,333
     Accumulated Deficit                         (5,001,104)         (5,001,104)

          Total Stockholder' Equity                (610,711)           (610,711)

     Total Liabilities & Stockholders' Equity $     -0-           $     -0-

Holmes Microsystems, Inc.
Statement of Operations

                                            For the three      For the three
                                             Months ended       Months ended
                                                April               April
                                              30, 1999            30, 1998

Revenues                                      $    -0-           $      -0-

Operating Expenses                                 -0-                  -0-

Net Income                                    $    -0-           $      -0-

Net Income Per Share                          $    -0-           $      -0-

Holmes Microsystems, Inc.
Statements of Cash Flows

                                          For the three       For the three
                                           Months ended        Months ended
                                               April               April
                                             30, 1999            30, 1998
Cash Flows from Operating Activities
     Net Income                               $    -0-           $      -0-

     Cash at Beginning of Year                     -0-                  -0-

     Cash at End of Year                      $    -0-           $      -0-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended January 31, 1999, or during the first quarter ended April 31, 1999.

     The Company has no plans to raise or seek additional funding, but intends to seek a new business venture or enterprise for the Company. The Company has no significant operating costs or capital obligations.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOLMES MICROSYSTEMS, INC.


Date: June 18, 1999                    By  /s/ Kip Eardley, President