Form 10QSB/A
period 1999-04-30
HOLMES MICROSYSTEMS INC
filed 1999-11-15
CIK 832100

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB/A-1


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 1999

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-18257

HOLMES MICROSYSTEMS, INC.
(Exact name of Registrant as specified in charter)

     TEXAS                                        91-1939829
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

57 West 200 South, Suite 310, Salt Lake City, UT          84101
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (801) 269-9500

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

PART I

Item 1.  Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance wit h generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, for the year ended January 31, 1999.

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

Stockholders' Equity
     Preferred stock - series A; $.001
        par value; 100,000 shares authorized;
        7,500 shares issued and outstanding;
        8% noncumlative convertible                       8                  8

     Preferred stock - series B; $.001
        par value;  5,000 shares authorized;
        840 shares issued and outstanding;
        10% cumlative convertible                         1                  1

     Common Stock; $.001 Par Value;
        49,000,000 shares authorized;
        48,051,547 shares issued and outstanding     48,051             48,051
     Paid In Capital                              4,342,333          4,342,333
     Accumulated Deficit                         (5,001,104)        (5,001,104)

          Total Stockholder' Equity                (610,711)          (610,711)

     Total Liabilities & Stockholders' Equity    $     -0-         $     -0-

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company had no revenues from operations during the fiscal year ended January 31, 1999, or during the first quarter ended April 31, 1999.

     Management of the Company is in the process of settling all of the outstanding liabilities of the Company and attempting to repurchase or convert the outstanding preferred shares. When current management took control of the Company in December 1996, Mr. Eardley began the process of attempting to settle the outstanding obligations and convert or repurchase the outstanding preferred stock. At the commencement of this year he agreed to assume all of the outstanding judgements and promissory notes and attempt to settle these individually using his own funds. In September 1999, this agreement was memorialized in writing and Mr. Eardley agreed, subject to shareholder approval, to accept 610,711 post 100-for-1 reverse split shares as consideration for such assumption. Prior to or during the first quarter ended April 30, 1999, Mr. Eardley had not settled any of the outstanding judgements or notes. Subsequent to the quarter end, Mr. Eardley settled $492,806 of the outstanding judgments, and had repurchased 3,750 shares of Series A Convertible Preferred Stock which was canceled.

     In connection with attempting to locate a new business venture, the Company is proposing to reverse split the outstanding common stock at the rate of one share for each 100 shares outstanding. Following the reverse stock split, and the conversion or repurchase of the outstanding preferred shares, the Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity.

     The Company has no funds with which to pursue a new business venture.
The president of the Company has offered to advance an undetermined amount of funds for the Company to seek and locate a potential merger or acquisition candidate, and to postpone repayment of such advances until a new business venture is acquired. In addition, he has negotiated with counsel to perform legal services for the Company and to postpone payment for such services until a merger or acquisition transaction is completed. Management anticipates that it will negotiate with the owners of the new business venture to repay the advances from him and to pay the legal costs incurred by the Company through the consummation of an acquisition or merger. Mr. Eardley estimates that he will be able to advance sufficient funds to the Company to meet the Company's cash needs until a transaction with a new business venture can be consummated, but the amount of such funds will be contingent upon the costs of locating and consummating a transaction with a new business venture, which costs are impossible to estimate. If the funds advanced by the president are insufficient to locate a suitable business opportunity, he may seek additional advances on behalf of the Company from Mr. Howard M. Oveson, a principal shareholder of the Company. There is presently no agreement or specific arrangement with Mr. Oveson to provide such additional funds and there is no assurance that such funds would be available. The Company may also seek equity financing if additional funds are necessary through the sale of shares of its common stock. It is very unlikely that traditional forms of financing, such as bank loans, would be available to the Company.
     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity. If management fails to locate and complete a transaction with a merger candidate, it is likely that current management would resign and that the Company would eventually be dissolved by the State of Texas.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOLMES MICROSYSTEMS, INC.


Date: November 11, 1999               By  /s/ Kip Eardley, President