Form 10QSB
period 1999-07-31
HOLMES MICROSYSTEMS INC
filed 1999-11-15
CIK 832100

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 1999

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 11, 1999, there were 48,051,547 shares of the Registrant's Common Stock outstanding.

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

Holmes Microsystems, Inc.
Balance Sheets

                                                             July 31, 1999
               ASSETS

Current Assets
     Cash                                                      $     -0-

     Total Assets                                              $     -0-

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Judgements payable                                        $     105,542
     Notes Payable                                                    84,000

     Total Current Liabilities                                       189,542

Stockholders' Equity
     Preferred stock - series A; $.001 par value;
          100,000 shares authorized;
          3,750 shares issued and outstanding;
          8% noncumlative convertible                                      4

     Preferred stock - series B; $.001 par value;
          5,000 shares authorized;
          840 shares issued and outstanding;
          10% cumlative convertible                                        1

     Common Stock; $.001 Par Value;
       49,000,000 shares authorized;
       48,051,547 shares issued and outstanding                       48,051
     Paid In Capital                                               4,763,506
     Accumulated Deficit                                          (5,001,104)

          Total Stockholder' Equity                                 (189,542)

     Total Liabilities & Stockholders' Equity                     $     -0-

Holmes Microsystems, Inc.
Statement of Operations

                        For the three   For the three   For the six  For the six
                           Months          Months          Months       Months
                        Ended July      Ended July      Ended July   Ended July
                          31, 1999       31, 1998        31, 1999     31, 1998

Revenues                 $     -0-      $     -0-     $     -0-     $     -0-

Operating Expenses             -0-            -0-           -0-           -0-

Net Income               $     -0-      $     -0-     $     -0-     $     -0-

Net Income Per Share     $     -0-      $     -0-     $     -0-     $     -0-

Holmes Microsystems, Inc.
Statements of Cash Flows

                                                For the six        For the six
                                                Months ended       Months ended
                                                   July                July
                                                 31, 1999           31, 1998
Cash Flows from Operating Activities
     Net Income                                 $     -0-          $     -0-

     Cash at Beginning of Year                        -0-                -0-

     Cash at End of Year                        $     -0-          $     -0-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended January 31, 1999, or during the first two quarters ended July 31, 1999.

     Management of the Company is in the process of settling all of the outstanding liabilities of the Company and attempting to repurchase or convert the outstanding preferred shares. When current management took control of the Company in December 1996, Mr. Eardley began the process of attempting to settle the outstanding obligations and convert or repurchase the outstanding preferred stock. At the commencement of this year he agreed to assume all of the outstanding judgements and promissory notes and attempt to settle these individually using his own funds. In September 1999, this agreement was memorialized in writing and Mr. Eardley agreed, subject to shareholder approval, to accept 610,711 post 100-for-1 reverse split shares as consideration for such assumption. During the quarter ended July 31, 1999, Mr. Eardley settled $421,169 of the outstanding judgements. Subsequent to the quarter end, Mr. Eardley settled $71,637 of the remaining outstanding judgments.

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