Form 10QSB
period 1999-10-31
HOLMES MICROSYSTEMS INC
filed 1999-11-15
CIK 832100

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 1999

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

Holmes Microsystems, Inc.
Balance Sheets

                                                           October 31, 1999
               ASSETS

Current Assets
     Cash                                                     $     -0-

     Total Assets                                             $     -0-

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Judgements payable (1)                                   $     33,905
     Notes Payable (1)                                              84,000

     Total Current Liabilities                                     117,905

Stockholders' Equity
     Preferred stock - series A; $.001 par value;
          100,000 shares authorized;
          3,750 shares issued and outstanding;
          8% noncumlative convertible                                    4

     Preferred stock - series B; $.001 par value;
          5,000 shares authorized;
          840 shares issued and outstanding;
          10% cumlative convertible                                      1

     Common Stock; $.001 Par Value;
       49,000,000 shares authorized;
       48,051,547 shares issued and outstanding                     48,051
     Paid In Capital                                             4,835,143
     Accumulated Deficit                                        (5,001,104)

          Total Stockholder' Equity                               (117,905)

     Total Liabilities & Stockholders' Equity                   $     -0-

Holmes Microsystems, Inc.
Statement of Operations

                    For the three   For the three   For the nine   For the nine
                        Months          Months          Months         Months
                        Ended           Ended           Ended          Ended
                        October         October         October        October
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

Holmes Microsystems, Inc.
Statements of Cash Flows

                                              For the nine        For the nine
                                              Months ended        Months ended
                                                October              October
                                               31, 1999             31, 1998
Cash Flows from Operating Activities
     Net Income                                $     -0-           $     -0-

     Cash at Beginning of Year                       -0-                 -0-

     Cash at End of Year                       $     -0-           $     -0-

Notes to the Financial Statements

Note 1

     In September of 1999, Mr. Eardley entered into an agreement with the Company whereby Mr. Eardley will be issued 610,711 post-split shares of common stock of the Company as compensation for monies invested and indemnification of the Company for all remaining judgements and notes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended January 31, 1999, or during the first three quarters ended October 31, 1999.

     Management of the Company is in the process of settling all of the outstanding liabilities of the Company and attempting to repurchase or convert the outstanding preferred shares. When current management took control of the Company in December 1996, Mr. Eardley began the process of attempting to settle the outstanding obligations and convert or repurchase the outstanding preferred stock. At the commencement of this year he agreed to assume all of the outstanding judgements and promissory notes and attempt to settle these individually using his own funds. In September 1999, this agreement was memorialized in writing and Mr. Eardley agreed, subject to shareholder approval, to accept 610,711 post 100-for-1 reverse split shares as consideration for such assumption. During the quarter ended July 31, 1999, Mr. Eardley settled $421,169 of the outstanding judgements and during the quarter ended October 31, 1999, he settled $71,637 of the remaining outstanding judgments.

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