Form 10KSB
period 2000-01-31
HOLMES MICROSYSTEMS INC
filed 2000-05-17
CIK 832100

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

             Commission File Number: 000-18257

                   HOLMES MICROSYSTEMS, INC.
       (Exact name of Registrant as specified in charter)

     TEXAS                                91-1939829
State or other jurisdiction         I.R.S. Employer I.D. No.
of incorporation or organization

57 West 200 South, Suite 310, Salt Lake City, UT   84101
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:(801) 269-9500

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.001 par value

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  (1)  Yes [X]  No [   ]
(2)  Yes  [X ]    No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [   ]

State issuer's revenues for its most recent fiscal year:    $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the average bid and asked prices at May 12, 2000, was $321,674.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
May 11, 2000, there were 1,171,285 shares of the Registrant's
Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the
Registrant's annual report on Form 10-KSB dated January 31, 1997 are incorporated by reference into Part III hereof.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Holmes Microsystems, Inc. (the "Company") was incorporated under the laws of the State of Texas on January 20, 1988, under the name Black Wing Corporation. On April 4, 1989, the Company acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, the Company changed its name to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was liquidated.

     Until the fiscal year ended January 31, 1994, the company had been engaged in the sale of modems which provided data and facsimile capabilities for portable computers. The company had used the trade name "FAX EM" as an overall description of its products. As of the year ended January 31, 1994, the company ceased all sales and operations and became totally inactive.

     On December 29, 1999, the outstanding shares of common stock of the Company were reverse split at the rate of 100-for-1, which means that each one hundred shares of common stock outstanding on such date was reduced to one share. On such date the shareholders of the Company also authorized the issuance of 610,711 post reverse-split shares to the president of the Company for the assumption of outstanding debts of the Company.

Business

     The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence new business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.

     The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of shareholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. Neither the Company's Articles of Incorporation nor its Bylaws presently require stockholder approval for any such acquisition and management does not intend to amend these documents to require shareholder approval. The Company does not intend to provide any disclosure documentation to its shareholders prior to any acquisition transaction. However, as a reporting issuer subject to the reporting requirements of the 1934 Act, the Company will be required to disclose any such transaction in a Current Report on Form 8-K, including audited financial statements of the acquired entity and consolidated pro forma financial statements. Any change in management would be preceded by a statement filed with the SEC and mailed to the shareholders describing the new management.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it through advances by management, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than the Company's sole director and executive officer, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the

Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters, founders, or principal shareholders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company, except for prior negotiations in connection with the abandoned transaction with Rascals and preliminary discussions with others, none of which have evolved into serious negotiations. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

     The Company has no employees and does not intend to employ anyone in the future, unless its present business operations were to change.

                ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not maintain a principal office, but uses the offices of one of its principal shareholders as the mailing address for the Company. This arrangement is provided at no cost to the Company.

                   ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record of beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

     The Company is subject to a number of outstanding judgements in the principal amount of $27,492. These judgements were assumed by an officer/shareholder of the Company along with other debts of the Company in exchange for common stock.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     A special meeting of the shareholders of the Company was held on December 29, 1999. The shareholders considered two proposals at the special meeting: First, a proposal to approve a one hundred-to-one reverse stock split of the Company's issued and outstanding common stock, par value $.001 per share; and second, a proposal to authorize the issuance of 610,711 post reverse-split shares to the president of the Company for the assumption of all of the outstanding debt of the Company. Each proposal was approved by the shareholders. There were 30,778,149 votes cast for each proposal; -0- votes cast against each proposal; and no abstentions or broker non-votes as to each matter.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of the Company have been quoted on the OTC Electronic Bulletin Board since approximately December 1993, with the trading symbol of "HOMM." Based upon the limited volume of trading, the Company does not believe that there exists an established market for the common stock. The table below sets forth for the periods indicated the high and low bid quotations as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. These quotations do not reflect the 100 for 1 reverse stock split effective December 29, 1999.

                    Quarter        High      Low
FISCAL YEAR ENDED
JANUARY 31, 1999    First          $.002     $.002
                    Second         $.002     $.002
                    Third          $.002     $.002
                    Fourth         $.002     $.002

FISCAL YEAR ENDED
JANUARY 31, 2000    First          $.002     $.002
                    Second         $.437     $.002
                    Third          $.05      $.04
                    Fourth         $.06      $.031

     At May 11, 2000, the Company had 594 shareholders of record.
The Company has appointed Atlas Stock Transfer, 5899 South State,
Suite 24, Murray, Utah 84107, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has had no revenues from operations in the last two fiscal years. Until the fiscal year ended January 31, 1994, the company had been engaged in the sale of modems which provided data and facsimile capabilities for portable computers. The Company had used the trade name "FAX EM" as an overall description of its products. As of the year ended January 31, 1994, the Company ceased all sales and operations and became totally inactive. Substantially all of the liabilities of the Company at January 31, 2000, except for accrued legal fees, were incurred in the course of the Company's prior operations.

     At the year ended January 31, 2000, the Company had outstanding judgments in the principal amount of $27,492, all of which were obtained by product and service providers when the Company failed to pay obligations to such persons. An officer of the Company assumed these debts for the issuance of common stock. The only liabilities shown on the balance sheet were for legal fees incurred in the current year. The Company also previously issued promissory notes in the amount of $84,000 to affiliates of the Company for funds advanced to the Company which present management believes were used for the Company's operations. These obligations were incurred when the Company was operating its modem business.

     When current management took control of the Company in December 1996, Mr. Eardley began the process of attempting to settle the outstanding obligations and convert or repurchase the outstanding preferred stock. At the commencement of last fiscal year he agreed to assume all of the outstanding judgements and promissory notes and attempt to settle these individually using his own funds. In September 1999, this agreement was memorialized in writing and Mr. Eardley agreed, subject to shareholder approval, to accept 610,711 post 100-for-1 reverse split shares as consideration for such assumption. At January
31, 2000, Mr. Eardley had settled all but $27,492 of the outstanding judgments and all of the outstanding promissory notes. Mr. Eardley is continuing to negotiate settlement of the remaining outstanding liabilities and has agreed to indemnify the Company against the full amount of these remaining liabilities.

     The Company had previously issued 7,500 shares of Series A Convertible Preferred Shares and 840 shares of Series B Convertible Preferred Shares. On June 1, 1999, management of the Company negotiated a repurchase of 3,750 of the Series A shares for $5,000. These funds were advanced by Mr. Eardley, who agreed to apply such amount as additional capital contribution on the shares to be issued to him in connection with the assumption of the outstanding liabilities of the Company. The Company has no obligation to repay the $5,000 advanced by Mr. Eardley. The repurchased shares were canceled and returned to the authorized but unissued shares of the Series A Preferred Stock. In January 2000, the Company converted the outstanding shares of the Series B Preferred Shares into 29,400 shares of common stock. The Company also issued an additional 20,600 shares of common stock to the holder of the Series B Convertible Preferred Shares for cancellation of any and all obligations owed by the Company to such person. The 840 shares of Series B Convertible Preferred Shares were canceled and returned to the authorized but unissued Series B Preferred Stock. The Company is also negotiating the conversion of the remaining Series A Convertible Preferred Shares.

     The Company was originally organized for the purpose of engaging in any lawful activity permitted under Texas state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues, except as provided by management, sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and, unless required by applicable law, the articles of incorporation, or the bylaws, or by contract, stockholders' approval will not be sought.

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

                 ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in accountant is reportable pursuant to this item.

                            PART III

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of May 11, 2000, the name, age, and position of the sole executive officer and director of the Company and the term of office of such director:

     Name           Age  Position(s)              Director Since

     Kip Eardley     40  President,Secretary       December 1996
                          and Treasurer

     Mr. Eardley has been president of the company since December 18, 1996. Mr. Eardley has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc.

     Directors are elected until the next annual meeting of shareholders. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at on the 15th day of April of each year. Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until the next regular meeting of the Board of Directors and until his successor is elected and qualified or until his earlier resignation or removal.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Eardley will devote substantially all of his time to completing the acquisition.

Section 16(a) Beneficial Ownership Reporting Compliance

     For the fiscal year ended January 31, 2000, the following are persons, who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year or any prior fiscal year:
                                                 Number of
                                                 Transactions Not
                                   Number of     Reported
     Name           Position       Late Reports  on Timely Basis

     Kip Eardley    Director & Officer  1           1
     Howard Oveson  Beneficial Owner    1           1

                ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the fiscal years ended January 31, 2000, 1999, 1998.

            ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of May 11, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                            Amount and Nature
Name and Address             of Beneficial
of Beneficial Owner          Ownership (1)    Percent of Class

Kip Eardley                   590,711           50.43%
6337 South Highland Drive
Suite 130
Salt Lake City, Utah  84121

Howard M. Oveson              307,782(2)        26.28%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Dr. & Mrs. Andrew Welch        88,875            7.59%
Las Vegas, Nevada

Executive Officers and        898,493           76.71%
Directors as a Group
(1 Person)

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) The shares listed are held of record by K. T. Higginson & Company, Inc. Mr. Oveson acquired the shares, but has not transferred them to his own name. Mr. Oveson holds a proxy to vote these shares.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 1999, Kip Eardley, an officer, director, and principal shareholder of the Company, entered into an agreement to assume all of the outstanding debts of the Company at such time. In return for this, the Company agreed to issue 610,711 shares of common stock to him. The agreement was approved by the shareholders in December 1999. Mr. Eardley reduced the number of shares he received by 17,000 to 593,711 shares in order to allow the Company to issue a like number of shares to settle outstanding obligations assumed by Mr. Eardley. The Company subsequently issued 17,000 shares to creditors of the Company to satisfy outstanding promissory notes in the principal amount of $134,000 and an outstanding judgement in the principal amount of $6,413.

        ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                           Page
          Report of Auditor
                                                            F-1
          Balance Sheet as of January 31, 2000
                                                            F-2
          Statements of Operations for the years
           ended January 31, 2000 and 1999                  F-3
          Statement of Stockholders' Equity for
           the years ended January 31, 2000 and 1999        F-4
          Statements of Cash Flows for the years
           ended January 31, 2000 and 1999                  F-6
          Notes to Financial Statements                     F-7

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No. Description of Exhibit

     3.1       Articles of Incorporation filed January
                20, 1988                                       *
     3.2       Articles of Amendment filed May 3, 1989         *
     3.3       Articles of Amendment filed January 16, 1990    *
     3.4       Statement of Resolution Establishing series of
                Shares filed January 16, 1990 (Series
                A Preferred Stock)                             *
     3.5       Statement of Resolution Establishing series of
                Shares filed October 29, 1990 (Series B
                Preferred Stock)                               *
     3.6       Statement of Resolution Establishing series of
                Shares filed May 10, 1991 (Series D Preferred
                Stock)                                         *
     3.7       Current Bylaws                                  *
     4.1       Form of Common Stock Certificate                *
    10.1       Agreement for Assumption of Debt                *

          *Incorporated by reference from the exhibits to the Company's Form 10-KSB dated January 31, 1997.
          **Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K/A-2 dated June 25, 1999, and filed with the Commission on September 21, 1999.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Holmes Microsystems, Inc.


Date: May 15, 2000            By: /s/ Kip Eardley, President,
                                      Chief Financial &
                                      Principal Accounting
                                      Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: May 15, 2000               /s/ Kip Eardley, Sole Director

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
HOLMES MICROSYSTEMS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Holmes Microsystems, Inc. [a development stage company] at January 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended January 31, 2000 and 1999 and for the period from the re-entering of development stage on February 1, 1994 through January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Holmes Microsystems, Inc. [a development stage company] as of January 31, 2000 and the results of its operations and its cash flows for the years ended January 31, 2000 and 1999 and for the period from the re-entering of development stage on February 1, 1994 through January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.


May 12, 2000
Salt Lake City, Utah

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]

                                 BALANCE SHEET

                                    ASSETS



                                                      January 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                    $   30,383
                                                      ___________
        Total Current Liabilities                          30,383
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Preferred stock - Series A $.001 par value,
    100,000 shares authorized 3,750 shares
    issued and outstanding                                      4
  Preferred stock - Series B $.001 par value,
    5,000 shares authorized, no shares issued
    and outstanding                                             -
  Common stock, $.001 par value, 49,000,000
   shares authorized, 1,171,285 shares issued
   and outstanding                                          1,171
  Additional paid in capital                            5,001,730
  Retained deficit                                     (5,001,104)
  Deficit accumulated during the development stage        (32,184)
                                                      ___________
       Total Stockholders'(Deficit)                       (30,383)
                                                      ___________
                                                       $        -
                                                      ___________







   The accompanying notes are an integral part of this financial statement.

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS


                                                    Cumulative from
                                                   the Re-entering of
                                                   Development Stage
                                For the Year Ended   on February 1,
                                   January 31,        1994 through
                              _____________________   January 31,
                                 2000       1999          2000
                              __________ __________   ___________
REVENUE:
  Sales                        $       -  $       -    $       -
                              __________ __________   ___________

        Total Revenue                  -          -            -
                              __________ __________   ___________

EXPENSES:
  General and administrative      32,184          -       32,184
                              __________ __________   ___________

        Total Expenses            32,184          -       32,184
                              __________ __________   ___________

LOSS FROM OPERATIONS             (32,184)         -      (32,184)

CURRENT INCOME TAX                     -          -            -

DEFERRED INCOME TAX                    -          -            -
                              __________ __________   ___________

NET LOSS                       $ (32,184) $       -    $(32,184)
                              __________ __________   ___________
LOSS PER SHARE                 $    (.07) $       -    $   (.07)
                              __________ __________   ___________













  The accompanying notes are an integral part of these financial statements.

                            HOLMES MICROSYSTEMS, INC.
                          [A Development Stage Company]

                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

                  FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                    FEBRUARY 1, 1994 THROUGH JANUARY 31, 2000

                                   [RESTATED]

                                                                                                              Deficit
                       Preferred Stock - A Preferred Stock B  Common Stock     Additional     Retained       during the
                         Shares    Amount   Shares   Amount   Shares  Amount Paid in Capital   Deficit    Development Stage
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, February 1,
 1994                      7,500 $       8      840 $      1  480,515 $  481  $  4,389,904   $(5,001,104)   $           -

Net loss for the year
 ended January 31,
 1994                          -         -        -        -        -      -             -             -                -
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 1994                      7,500         8      840        1  480,515    481     4,389,904    (5,001,104)               -

Net loss for the year
 ended January 31,
 1995                          -         -        -        -        -      -             -             -                -
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 1995                      7,500         8      840        1  480,515    481     4,389,904    (5,001,104)               -

Net loss for the year
 ended January 31,
 1996                          -         -        -        -        -      -             -             -                -
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 1996                      7,500         8      840        1  480,515    481     4,389,904    (5,001,104)               -

Net loss for the year
 ended January 31,
 1997                          -         -        -        -        -      -             -             -                -
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 1997                      7,500         8      840        1  480 515    481     4,389,904    (5,001,104)               -

Net loss for the year
 ended January 31,
 1998                          -         -        -        -        -      -             -             -                -
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 1998                      7,500         8      840        1  480,515    481     4,389,904    (5,001,104)               -

Net loss for the year ended
  January 31, 1999        -      -      -     -        -         -         -                    -   -
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________

                                   [CONTINUED]

                            HOLMES MICROSYSTEMS, INC.
                          [A Development Stage Company]

                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

                  FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                    FEBRUARY 1, 1994 THROUGH JANUARY 31, 2000

                                   [RESTATED]

                                   [CONTINUED]

                                                                                                              Deficit
                                                                                                            Accumulated
                       Preferred Stock - A Preferred Stock B  Common Stock     Additional     Retained       during the
                         Shares    Amount   Shares   Amount   Shares  Amount Paid in Capital   Deficit    Development Stage
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 1999                      7,500 $       8      840 $      1  480,515 $  481   $ 4,389,904   $(5,001,104)   $           -

Fractional shares
 issued                       59         -        -        -        -      -             -             -                -

Conversion of 840
 shares of preferred
 stock January 31,
 2000                          -         -     (840)      (1)  29,400     29           (28)            -                -

Conversion of debt
 for 20,600 shares
 of common stock
 January 31, 2000              -         -        -        -   20,600     20        83,313             -                -

Common stock issued
 for assumption of
 debt, January 31,
 2000                          -         -        -        -  593,711    594       385,704             -                -

Common stock issued
 for cancelation of
 debt, January 31,
 2000                          -         -        -        -   17,000     17       140,396             -                -

Issuance of 30,000
 shares of common
 stock for services
 January 31, 2000              -         -        -        -   30,000     30         1,770             -                -

Cancellation of
 stock                     3,750        (4)       -        -        -      -             4             -                -

Net loss for the year
 ended January 31,
 2000                          -         -        -        -        -      -             -             -          (32,184)
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________
BALANCE, January 31,
 2000                      3,750 $       4        - $      -1,171,285 $1,171 $   5,001,730   $(5,001,104)   $     (32,184)
                       _________ _________ ________ ________ ________ ______ _______________ ____________ _________________

   The accompanying notes are an integral part of this financial statement .

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS



                                                               Cumulative from
                                                              the Re-entering of
                                                              Development Stage
                                           For the Year Ended   on February 1,
                                              January 31,        1994 through
                                         _____________________   January 31,
                                            2000       1999          2000
                                         __________ __________   ___________
Cash Flows From Operating Activities:
 Net loss                                 $ (32,184) $       -    $ (32,184)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
   Common stock issued for services           1,800          -        1,800
   Changes in assets and liabilities:
    Increase in accounts payable             30,384          -       30,384
                                         __________ __________   ___________
      Net Cash (Used) by Operating
       Activities                                 -          -            -
                                         __________ __________   ___________
Cash Flows From Investing Activities:
                                                  -          -            -
                                         __________ __________   ___________
      Net Cash (Used) by Investing
       Activities                                 -          -            -
                                         __________ __________   ___________
Cash Flows From Financing Activities:
                                                  -          -            -
                                         __________ __________   ___________
      Net Cash Provided by Financing
       Activities                                 -          -            -
                                         __________ __________   ___________
Net Increase in Cash                              -          -            -

Cash at Beginning of the Year                     -          -            -
                                         __________ __________   ___________
Cash at End of the Year                   $       -  $       -    $       -
                                         __________ __________   ___________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                              $       -  $       -    $       -
    Income taxes                          $       -  $       -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For 2000:
  The Company issued 20,600 shares of common stock in payment of $83,333 in liabilities.

  The Company issued 593,711 shares of common stock to an individual to settle or assume $385,704 of liabilities of the Company and also issued 17,000 shares of common stock to cancel debot of $140,396.

  The Company issued 29,400 shares of common stock upon the conversion of 840 preferred shares of the Company.

  The Company issued 30,000 shares of common stock for services rendered valued at $1,800.

  For 1999:
  None
  The accompanying notes are an integral part of these financial statements.

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Holmes Microsystems, Inc. (the Company) was organized under the laws of the State of Texas on January 20, 1988, under the name of Blackwing Corporation. On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes
  Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corporation changed its name to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was dissolved.

  Until the fiscal year ended January 31, 1994, the Company had been engaged in the sale of modems which provide data and facsimile capabilities for portable computers. The Company had used the trade name "Fax Em" as an overall description  of  its  products.  As of the year ended January  31,  1994,  the
  Company ceased all sales and operations and became totally inactive. The Company is considered to have re-entered into a new development stage on February 1,1994.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements have been restated for all periods presented to reflect a 1 for 100 reverse stock split effective June 25, 1999 (See Note 5).

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - COMMITMENTS AND CONTINGENCIES

  Management  believes  that  the  Company  is  not  liable  for  any   existing
  liabilities related to its former operations, as the amounts were assumed by the Company's president for stock (approximately $17,000 remain outstanding as of the date of the financial statements) [See Note 5]. At January 31, 2000 there is the possibility that a creditors and others seeking relief, which if not paid by the Company's president, may cause the Company to be included in claims and or lawsuits. The Company is not currently named nor is it aware of any such claims or suits against the Company. No amounts have been reflected or accrued in these financial statements for any contingent liability.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2000, the Company has available unused operating loss carryforwards of approximately $32,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $10,800 as of January 31,2000 with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $10,800 during the year ending January 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office  Space  -  The  Company has not had a need to rent  office  space.   An
  officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Change in Management - During the year ended January 31, 2000, the Company had a change in the officers and Board of Directors of the Company.

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  During January 2000, the Company issued 29,400 shares of common stock in exchange for 840 shares of preferred stock.

  During the year ended January 31, 2000 the Company completed a 1 for 100 reverse stock split. An additional 59 common shares were issued as fractional shares due to rounding up to the next whole share. These financial statements have been retro-actively re-stated to reflect the change.

  During January 2000, the Company issued 20,600 shares of common stock for cancellation of note in the amount of $83,333 (or $4.05 per share).

  During January 2000, the Company issued 593,711 shares of common stock to an officer/shareholder for assumption and settlement of the Company's judgements from prior operations in the amount of $386,798 (or $.65 per share).

  During January 2000, the Company issued 30,000 shares of common stock to an individual for service rendered valued at $1,800 (or $.06 per share).

  During January 2000, the Company issued 17,000 shares of common stock for cancellation of notes payable totaling $140,413.

  During January 2000, a shareholder of the company contributed to the company 3,750 shares Series A preferred stock. The shares were immediately cancelled.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           HOLMES MICROSYSTEMS, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended January 31, 2000 and 1999 and for the period from the re-entering of development stage on February 1, 1994 through January 31, 2000:

                                                               Cumulative from
                                                              the Re-entering of
                                                              Development Stage
                                           For the Year Ended   on February 1,
                                              January 31,        1994 through
                                         _____________________   January 31,
                                            2000       1999          2000
                                         __________ __________   ___________
 Loss from continuing operations
 available to common  stockholders
 (numerator)                              $(32,184)  $      -     $ (32,184)
                                         __________ __________   ___________
 Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period (denominator)           482,434    480,515       480,995
                                         __________ __________   ___________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.