Form 10QSB
period 2000-04-30
HOLMES MICROSYSTEMS INC
filed 2000-06-14
CIK 832100

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 12, 2000, there were 1,171,285 shares of the Registrant's Common Stock outstanding.

PART I

Item 1.  Financial Statements

ACCOUNTANTS' REVIEW REPORT


Board of Directors
HOLMES MICROSYSTEMS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Holmes Microsystems, Inc. (A Development Stage Company) as of April 30, 2000, and the related condensed statements of operations and cash flows for the three months ended April 30, 2000, and for the period from the re-entering of development stage on February 1, 1994 through April 30, 2000. All information included in these financial statements is the representation of the management of Holmes Microsystems, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Silver & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 19, 2000
Salt Lake City, Utah

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

[Unaudited - See Accountants' Review Report]

ASSETS



                                                    April 30,     January 31,
                                                        2000            2000
                                                  ___________     ___________
CURRENT ASSETS:
     Cash in bank                                   $     -        $     -
                                                  ___________     ___________
           Total Current Assets                           -              -
                                                  ___________     ___________
                                                    $     -        $     -
                                                  ___________     ___________


LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
          Accounts payable                          $  30,383   $      30,383
                                                  ___________     ___________
               Total Current Liabilities               30,383          30,383
                                                  ___________     ___________

STOCKHOLDERS' (DEFICIT):
     Preferred stock - Series A $.001 par value
          100,000 shares authorized 3,750 shares
          issued and outstanding                            4               4
     Preferred stock - Series B $.001 par value
          5,000 shares authorized, 1,171,285 shares
          issued and outstanding                            -               -
     Common stock, $.001 par value, 49,000,000
          shares authorized, 1,171,285 shares issued
          and  outstanding                              1,171           1,171
     Additional paid in capital                     5,001,730       5,001,730
     Retained deficit                              (5,001,104)     (5,001,104)
     Deficit accumulated during the development
      stage                                           (32,184)        (32,184)
                                                  ___________     ___________
              Total Stockholders' (Deficit)           (30,383)        (30,383)
                                                  ___________     ___________
                                                      $     -         $     -
                                                  ___________     ___________


Note: The balance sheet at January 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]


CONDENSED STATEMENTS OF OPERATIONS

[Unaudited - See Accountants' Review Report]


                                                              From Re-entry of
                                        For the Three         Development Stage
                               Months Ended     on February 1,
                                 April 30,      1994 through,
                                     ______________________       April 30,
                                    2000             1999           2000
                                __________        __________     ___________
REVENUE:
     Sales                         $     -         $       -       $       -
                                __________        __________     ___________

     Total Revenue                       -                 -               -
                                __________        __________     ___________

EXPENSES:
     General and administrative          -                 -          32,134
                                __________        __________     ___________

     Total Expenses                      -                 -         (32,184)
                                __________        __________     ___________

LOSS BEFORE INCOME TAXES                 -                 -         (32,184)

CURRENT INCOME TAXES                     -                 -               -

DEFERRED INCOME TAX                      -                 -               -
                                __________        __________     ___________
NET LOSS                           $     -           $     -     $   (32,184)
                                __________        __________     ___________

LOSS PER SHARE                     $     -           $     -     $     (.07)
                                __________        __________     ___________


The accompanying notes are an integral part of these unaudited condensed financial statements.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

[Unaudited - See Accountants' Review Report]


                                                               From Re-entry of
                                         For the Three         Development Stage
                                Months Ended     on February 1,
                                  April 30,      1994 through,
                                     ______________________        April 30,
                                    2000              1999           2000
                                 __________        __________     ___________

Cash Flows From Operating
Activities:
     Net loss                     $     -           $     -     $     (32,184)
     Adjustments to reconcile
      net loss to net cash used
      by operating activities:
     Changes in assets and
       liabilities:
     Increase in interest
      payable -related party            -                 -             1,800
     Increase in advances from
      officers                          -                 -            30,384
                                 __________         __________    ____________
     Net Cash (Used) by
      Operating Activities              -                 -                 -
                                 __________         __________     ____________
Cash Flows From Investing
 Activities:
                                        -                 -                 -
                                 __________         __________     ____________
      Net Cash (Used) by
       Investing Activities             -                 -                 -
                                 __________         __________     ____________
Cash Flows From Financing
 Activities:
                                        -                 -                 -
                                 __________         __________     ____________
Net Cash Provided by
 Financing Activities                   -                 -                 -
                                 __________         __________     ____________
Net Increase in Cash                    -                 -                 -

Cash at Beginning of the Period         -                 -                 -
                                 __________         __________     ____________
Cash at End of the Period         $     -           $     -           $     -
                                 __________         __________     ____________

Supplemental Disclosures of
Cash Flow Information:

Cash paid during the period for:
       Interest                   $     -           $     -           $     -
       Income taxes               $     -           $     -           $     -

Supplemental Schedule of Noncash
Investing and Financing Activities:
     For the three months ended April 30, 2000:          None

     For the three months ended April 30, 1999:          None

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Until the fiscal year ended January 31, 1994, the Company had been engaged in the sale of modems which provide data and facsimile capabilities for portable computers. The Company had used the trade name "Fax Em" as an overall description of its products. As of the year ended January 31, 1994, the Company ceased all sales and operations and became totally inactive. The Company is considered to have re-entered into a new development stage on February 1, 1994.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2000 audited financial statements. The results of operations for the periods ended April 30, 2000 are not necessarily indicative of the operating results for the full year.

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


HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONITNUED]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities…", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1 for 100 reverse stock split effective June 25, 1999 (See Note 5).

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Management believes that the Company is not liable for any existing liabilities related to its former operations, as the amounts were assumed by the Company's president for stock (approximately $27,000 remain outstanding as of the date of the financial statements) [See Note 5]. At January 31, 2000 there is the possibility that creditors and others seeking relief, which if not paid by the Company's president, may cause the Company to be included in claims and or lawsuits. The Company is not currently named nor is it aware of any such claims or suits against the Company. No amounts have been reflected or accrued in these financial statements for any contingent liability.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At April 30, 2000, the Company has available unused operating loss carryforwards of approximately $32,000, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $10,800 as of April 30, 2000 with an offsetting valuation allowance at each year end of the same amount, resulting in no change in the valuation allowance during the period ending April 30, 2000.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the year ended January 31, 2000 the Company completed a 1 for 100 reverse stock split. An additional 59 common shares were issued as fractional shares, due to rounding up to the next whole share. These financial statements have been retro-actively re-stated to reflect the change.

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

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended April 30, 2000 and 1999 and for the period from the re-entering of development stage on February 1, 1994 through April 30, 2000:


                                                        From the Re-entering of
                                    For the Three             Development Stage
                             Months Ended     on February 1,
                               April 30,      1994 through
                                _______________________          April 30,
                                 2000             1999             2000
                              __________       __________      ____________
Loss from continuing
operations available
to common stockholders
(numerator)                    $     -         $     -      $     (32,184)
                              __________       __________      ____________

Weighted average number of
common shares outstanding
used in earnings per share
during the period
(denominator)                  1,171,285          480,515          507,780
                              __________       __________      ____________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended January 31, 2000, or during the first quarter ended April 30, 2000.

     Management of the Company is in the process of settling all of the outstanding liabilities of the Company and attempting to repurchase or convert the outstanding preferred shares. When current management took control of the Company in December 1996, Mr. Eardley began the process of attempting to settle the outstanding obligations and convert or repurchase the outstanding preferred stock. At the commencement of last year he agreed to assume all of the outstanding judgements and promissory notes and attempt to settle these individually using his own funds. In September 1999, this agreement was memorialized in writing and Mr. Eardley agreed, subject to shareholder approval, to accept 610,711 post 100-for-1 reverse split shares as consideration for such assumption.

     In connection with attempting to locate a new business venture, the Company reverse split the outstanding common stock at the rate of one share for each 100 shares outstanding. The reverse split was effective December 29, 1999. The Company now intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

                                   HOLMES MICROSYSTEMS, INC.


Date: June 13, 2000                         By  /s/ Kip Eardley, President