Form 10QSB
period 2000-07-31
HOLMES MICROSYSTEMS INC
filed 2000-09-13
CIK 832100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 12, 2000, there were 1,171,285 shares of the Registrant's Common Stock outstanding.

PART I

Item 1.  Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, for the year ended January 31, 2000.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2000

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]




CONTENTS                                                                PAGE


-     Unaudited Condensed Balance Sheets,
          July 31, 2000 and January 31, 2000                             1


-     Unaudited Condensed Statements
          of Operations, for the three and six months
          ended July 31, 2000 and 1999 and from the                      2
          re-entering of development stage on
          February 1, 1994 through July 31, 2000

-     Unaudited Condensed Statements of Cash
          Flows, for the six months ended July 31,
          2000 and 1999 and from the re-entering
          of development stage on February 1, 1994
          through July 31, 2000                                          3


-     Notes to Unaudited Condensed Financial Statements              4 - 7

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS
[Unaudited]


ASSETS

                                                   July 31,       January 31,
                                                     2000            2000
                                                  ___________     ___________
CURRENT ASSETS                                     $     -         $     -
                                                  ___________     ___________
          Total Current Assets                           -               -
                                                  ___________     ___________
                                                   $     -         $     -
                                                  ___________     ___________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
          Accounts payable                         $   34,070      $   30,383
                                                  ___________     ___________
               Total Current Liabilities               34,070          30,383
                                                  ___________     ___________

STOCKHOLDERS' (DEFICIT):
     Preferred stock - Series A $.001 par value
          100,000 shares authorized 3,750 shares
          issued and outstanding                           4                4
     Preferred stock - Series B $.001 par value
          5,000 shares authorized, 0 shares issued
          and outstanding                                -              -
     Common stock, $.001 par value, 49,000,000
          shares authorized, 1,171,285 shares
          issued and  outstanding                      1,171            1,171
     Additional paid in capital                    5,001,730        5,001,730
     Retained deficit                             (5,001,104)      (5,001,104)
     Deficit accumulated during the development
          stage                                      (35,871)         (32,184)
                                                  ___________      ___________
     Total Stockholders' (Deficit)                   (34,070)         (30,383)
                                                  ___________      ___________
                                                   $     -        $     -
                                                  ___________      ___________



Note: The balance sheet at January 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

[Unaudited]

                                                                    From the
                                                                 Re-entering of
                              For the Three    For the Six     Development Stage
                              Months Ended     Months Ended      on February 1,
                                 July 31,        July 31,        1994, Through
                              _____________    _____________        July 31,
                              2000     1999    2000     1999          2000
                              ____     _____   ______   ______      ___________
REVENUE                    $     -   $     -  $     -  $     -     $     -

COST OF SALES                    -         -        -        -           -
                              ____     _____   ______   ______      ___________
GROSS PROFIT                     -         -        -        -           -

EXPENSES:
     General and
      Administrative             -         -     3,687       -        35,871
                              ____     _____   ______   ______      ___________

LOSS FROM OPERATIONS
BEFORE INCOME TAXES              -         -    (3,687)      -       (35,871)

CURRENT TAX EXPENSE              -         -         -       -           -

DEFERRED TAX EXPENSE             -         -         -       -           -
                              ____     _____   ______   ______      ___________
NET LOSS                   $     -   $     -  $ (3,687) $    -    $  (35,871)
                              ____     _____   ______   ______      ___________

LOSS PER COMMON SHARE      $  (.00)  $  (.00) $   (.00) $ (.00)   $     (.07)
                              ____     _____   ______   ______      ___________


The accompanying notes are an integral part of these unaudited condensed financial statements.

HOLMES MICROSYSTEMS, INC.
[A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

[Unaudited]


                                                              From Re-entry of
                                              For the Six     Development Stage
                                              Months Ended      on February 1,
                                                July 31,        1994 through,
                                              ____________         July 31,
                                              2000     1999          2000
                                              _____    _____        _______
Cash Flows From Operating Activities:
     Net loss                            $   (3,687)  $    -    $   (35,871)
     Adjustments to reconcile net loss
      to net cash used by operating
      activities:
       Common stock issued for services           -        -          1,800
       Changes in assets and liabilities:
            Increase in accounts payable      3,687        -         34,071
                                              _____    _____        _______
     Net Cash (Used) by Operating
      Activities                                  -        -              -
                                              _____    _____        _______
Cash Flows From Investing Activities:
                                                  -        -              -
                                              _____    _____        _______
     Net Cash (Used) by Investing
      Activities                                  -        -              -
                                              _____    _____        _______
Cash Flows From Financing Activities:
                                                  -        -              -
                                              _____    _____        _______
     Net Cash Provided by Financing
      Activities                                  -        -              -
                                              _____    _____        _______
Net Increase in Cash                              -        -              -

Cash at Beginning of the Period                   -        -              -
                                              _____    _____        _______
Cash at End of the Period                   $     -   $    -        $     -
                                              _____    _____        _______

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                             $     -   $    -        $     -
       Income taxes                         $     -   $    -        $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the six months ended July 31, 2000:
          None

     For the six months ended July 31, 1999:
          None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2000 audited financial statements. The results of operations for the periods ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2000, the Company has available unused operating loss carryforwards of approximately $35,000, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $11,900 as of July 31, 2000 with an offsetting valuation allowance at each year end of the same amount, resulting in a change of $1,100 in the valuation allowance during the period ending July 31, 2000.

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


NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 100,000 shares of Series A preferred stock, $.001 par value. At July 31, 2000 there are 3,750 shares issued and outstanding. The Company has also authorized 5,000 shares of Series B preferred stock. At July 31, 2000 there are no shares issued or outstanding.

During January 2000, a shareholder of the company contributed 3,750 shares Series A preferred stock back to the Company. The shares were immediately cancelled.

Common Stock Split - During the year ended January 31, 2000 the Company completed a 1 for 100 reverse common stock split. An additional 59 common shares were issued as fractional shares, due to rounding up to the next whole share. These financial statements have been retro-actively re-stated to reflect the change.

Common Stock Issued - During January 2000, the Company issued 29,400 shares of common stock in exchange for 840 shares of series B preferred stock.

During January 2000, the Company issued 20,600 shares of common stock for cancellation of a note payable in the amount of $83,333 (or $4.05 per share).

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

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended July 31, 2000 and 1999 and for the period from the re-entering of development stage on February 1, 1994 through July 31, 2000:
                                                                    From the
                                                                Re-entering of
                                For the Three     For the Six     Development
                                Months Ended      Months Ended  Stage on May 1,
                                   June 30,         June 30,     1991, Through
                                _____________     ____________      June 30,
                                2000     1999     2000     1999        2000
                                ______   ______   ______   ______   __________
Loss from continuing operations
  available to common stock
  holders (numerator)         $     -  $     -  $ (3,687) $   -   $   (35,871)
                                ______   ______   ______   ______   __________
Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period          1,171,285  480,515 1,171,285  480,515    533,821
                                ______   ______   ______   ______   __________


Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended January 31, 2000, or during the first six months ended July 31, 2000.

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

                                            HOLMES MICROSYSTEMS, INC.


Date: September 12, 2000                    By  /s/ Kip Eardley, President