Form 10QSB
period 2000-10-31
HOLMES MICROSYSTEMS INC
filed 2000-12-14
CIK 832100

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 11, 2000, there were 1,171,285 shares of the Registrant's Common Stock outstanding.



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


                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]

                          CONDENSED BALANCE SHEETS

                                [Unaudited]

                                   ASSETS

                                                October 31,   January 31,
                                                    2000          2000
                                              -------------  -------------

CURRENT ASSETS                                $           -  $           -
                                              -------------  -------------
    Total Current Assets                                  -              -
                                              -------------  -------------
                                              $           -  $           -
                                              =============  =============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $      32,421  $      30,383
   Accounts payable   related party                   2,240              -
                                              -------------  -------------
     Total Current Liabilities                       34,661         30,383
                                              -------------  -------------

STOCKHOLDERS' (DEFICIT):
   Preferred stock   Series A $.001 par value
    100,000 shares authorized 3,750 shares
    issued and outstanding                                4              4
   Preferred stock   Series B $.001 par value
    5,000 shares authorized, 0 shares issued
    and outstanding                                       -              -
   Common stock, $.001 par value, 49,000,000
    shares authorized, 1,171,285 shares issued
    and  outstanding                                  1,171          1,171
   Additional paid in capital                     5,001,730      5,001,730
   Retained deficit                             (5,001,104)    (5,001,104)
   Deficit accumulated during the
    development stage                              (36,462)       (32,184)
                                              -------------  -------------
    Total Stockholders' (Deficit)                  (34,661)       (30,383)
                                              -------------  -------------
                                              $           -  $           -
                                              =============  =============

Note: The balance sheet at January 31, 2000, was taken from the audited financial statements at that date and condensed.

      The accompanying notes are an integral part of these unaudited condensed financial statements.


                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]


                     CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                                                                     From Re-entering
                                                                      of Development
                             For the Three             For the Nine        Stage on
                             Months Ended              Months Ended      February 1,
                              October 31,               October 31,     1994 through
                       ------------------------ -----------------------  October 31,
                           2000         1999        2000         1999        2000
                       -----------  ----------- -----------  ----------- -----------
REVENUE                $         -  $         - $         -  $         - $         -

COST OF SALES                    -            -           -            -           -
                       -----------  ----------- -----------  ----------- -----------
GROSS PROFIT                     -            -           -            -           -

EXPENSES:
  General and
   Administrative              591            -       4,278            -      36,462
                       -----------  ----------- -----------  ----------- -----------
LOSS FROM OPERATIONS
 BEFORE INCOME TAXES         (591)            -     (4,278)            -    (36,462)

CURRENT TAX EXPENSE              -            -           -            -           -

DEFERRED TAX EXPENSE             -            -           -            -           -

NET LOSS               $     (591)  $         - $   (4,278)  $         - $  (36,462)
                       -----------  ----------- -----------  ----------- -----------
LOSS PER COMMON SHARE  $     (.00)  $     (.00) $     (.00)  $     (.00) $     (.07)
                       ===========  =========== ===========  =========== ===========


      The accompanying notes are an integral part of these unaudited condensed financial statements.



                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                                                      From Re-entry
                                                                      of Development
                                                       For the Nine        Stage on
                                                       Months Ended     February 1,
                                                        October 31,     1994 through
                                                -----------------------  October 31,
                                                    2000         1999        2000
                                                -----------  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (4,278)   $        -  $ (36,462)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Common stock issued for services                      -            -       1,800
    Changes in assets and liabilities:
     Increase in accounts payable                     2,038            -      32,422
     Increase in accounts payable
        related party                                 2,240            -       2,240
                                                -----------  ----------- -----------
    Net Cash (Used) by Operating Activities               -            -           -
                                                -----------  ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                          -            -           -
                                                -----------  ----------- -----------
    Net Cash (Used) by Investing Activities               -            -           -
                                                -----------  ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                          -            -           -
                                                -----------  ----------- -----------

    Net Cash Provided by Financing Activities             -            -           -
                                                -----------  ----------- -----------
Net Increase in Cash                                      -            -           -

Cash at Beginning of the Period                           -            -           -
                                                -----------  ----------- -----------
Cash at End of the Period                       $         -  $         - $         -
                                                ===========  =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                    $         -  $         - $         -
    Income taxes                                $         -  $         - $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  For the nine months ended October 31, 2000:
    None

  For the nine months ended October 31, 1999:
    None

      The accompanying notes are an integral part of these unaudited condensed financial statements.

                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION   Holmes Microsystems, Inc. (the Company) was organized
     under the laws of the State of Texas on January 20, 1988, under the name of Blackwing Corporation. On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corporation changed its name to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was dissolved.

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2000 and 1999 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2000 audited financial statements. The results of operations for the periods ended October 31, 2000 are not necessarily indicative of the operating results for the full year.

     DEVELOPMENT STAGE   The Company is considered a development stage
     company as defined in SFAS no. 7.

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

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONITNUED]

     RECENTLY ENACTED ACCOUNTING STANDARDS   Statement of Financial
     Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative
     Instruments and Hedging Activities   deferral of the effective date of
     FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and
     Certain Hedging Activities   and Amendment of SFAS No. 133", SFAS No.
     139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RESTATEMENT   The financial statements have been restated for all
     periods presented to reflect a 1 for 100 reverse stock split effective June 25, 1999 (See Note 5).

NOTE 2   COMMITMENTS AND CONTINGENCIES

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At October 31, 2000, the Company has available unused operating loss carryforwards of approximately $36,400, which may be applied against future taxable income and which expire in various years through 2020.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $12,300 as of October 31, 2000 with an offsetting valuation allowance at each year end of the same amount, resulting in a change of $1,500 in the valuation allowance during the period ending October 31, 2000.

                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS

     MANAGEMENT COMPENSATION   During the periods presented, the Company
     did not pay any compensation to its officers and directors.

     OFFICE SPACE - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     CHANGE IN MANAGEMENT   During the year ended January 31, 2000, the
     Company had a change in the officers and Board of Directors of the Company.

NOTE 5   CAPITAL STOCK

     PREFERRED STOCK   The Company has authorized 100,000 shares of Series
     A preferred stock, $.001 par value. At October 31, 2000 there are 3,750 shares issued and outstanding. The Company has also authorized 5,000 shares of Series B preferred stock. At October 31, 2000 there are no shares issued or outstanding.

     During January 2000, a shareholder of the company contributed 3,750 shares Series A preferred stock back to the Company. The shares were immediately cancelled.

     COMMON STOCK SPLIT   During the year ended January 31, 2000 the
     Company completed a 1 for 100 reverse common stock split. An additional 59 common shares were issued as fractional shares, due to rounding up to the next whole share. These financial statements have been retro-actively re-stated to reflect the change.

     COMMON STOCK ISSUED   During January 2000, the Company issued 29,400
     shares of common stock in exchange for 840 shares of series B preferred stock.

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

     During January 2000, the Company issued 17,000 shares of common stock for cancellation of notes payable totaling $140,413.

                         HOLMES MICROSYSTEMS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6   GOING CONCERN

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

NOTE 7   EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended October 31, 2000 and 1999 and for the period from the re-entering of development stage on February 1, 1994 through October 31, 2000:

                                                                             From the
                                                                           Re-entering of
                                                                           Development
                                                                             Stage on
                                       For the Three        For the Nine     February
                                       Months Ended         Months Ended      1, 1994
                                        October 31,          October 31,      Through
                                    ------------------- -------------------   October
                                         2000      1999      2000      1999  31, 2000
                                    --------- --------- --------- --------- ---------
Loss from continuing operations
  available to common stock
  holders (numerator)               $   (591) $       - $ (4,278) $       - $(36,462)

Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period                 1,171,226   480,515 1,171,226   480,515   557,323

     Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended January 31, 2000, or during the first nine months ended October 31, 2000.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time

and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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




                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HOLMES MICROSYSTEMS, INC.


Date: December 12, 2000                      By  /s/ Kip Eardley, President
                                                 --------------------------

