Form 10KSB40
period 2000-12-31
GOSUN COMMUNICATIONS LTD INC
filed 2001-04-17
CIK 832100

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  ___________

                                  FORM 10-KSB



(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934.
For the fiscal year ended December 31, 2000
                          -----------------------------------------------------
OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF   1934.

For the transition period from  _____________ to ______________

                            Commission file Number ____________


                        Gosun Communications Ltd. Inc.
-------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                      Texas                                               91-1939829
-------------------------------------------------        -------------------------------------------
  (State or other Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

          80 Zhong Shan Er Road Guangzhou,
                    China 510080                                          T5J 5HJ
-------------------------------------------------       --------------------------------------------
      (Address of Principal Executive Offices)                           (Zip Code)


                               (8620) 8387-9773
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
             Title of Each Class                    on Which Registered
             -------------------                    -------------------

_________________________________________  _____________________________________
_________________________________________  _____________________________________

     Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)


________________________________________________________________________________
                                (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X        No_____
   -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year $11,852,766
                                                           --------------

     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,508,808
                             --------------

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X        No______
   -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2000 there
                                                  -----------------------------
were 1,175,035 shares outstanding
----------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes _____    No ____


     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                        GOSUN COMMUNICATIONS LTD. INC.
                                  FORM 10-KSB
                                     INDEX

                                                                                                                        Page
                                                                                                                        ----

                                                              PART I

Item 1.     Description of Business..................................................................................     1

Item 2.     Description of Properties................................................................................     7

Item 3.     Legal Proceedings........................................................................................     8

Item 4.     Submission of Matters of a Vote of Security Holders......................................................     8

                                                             PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters......................................................................................     8

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................................................     9

Item 7.     Financial Statements.....................................................................................    14

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................................................................    14

                                                             PART III

Item 9.     Directors and Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act........................................................    14

Item 10.    Executive Compensation...................................................................................    16

Item 11.    Security Ownership of Certain Beneficial Owners and Management...........................................    17

Item 12.    Certain Relationships and Related Transactions...........................................................    17

Item 13.    Exhibits, List and Reports on Form 8-K...................................................................    18

Signatures  .........................................................................................................    19

Financial Statements.................................................................................................   F-1

                                    PART I
ITEM 1. DESCRIPTION OF BUSINESS.

        When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

        Gosun Communications Ltd., Inc. ("Gosun" or "the Company") was incorporated under the laws of the State of Texas in 1988, under the name Black Wing Corporation. The Company changed its name to Holmes Microsystems, Inc. in 1990. On April 4, 1989, the Company acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, the Company changed its name to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was liquidated.

        Until the fiscal year ended January 31, 1994, the Company had been engaged in the sale of modems which provided data and facsimile capabilities for portable computers. As of the year ended January 31, 1994, the company ceased all sales and operations and became totally inactive. On January 12, 2001, as the result of a share exchange, there was a change in control of the Company, new management was appointed and the Company adopted a new business plan. On March 27, 2001, The Company changed its name to Gosun Communications Ltd., Inc.

        On January 12, 2001, the Company entered into an Exchange Agreement, (the "Exchange Agreement") by and among, the Company, Kip Eardley, Howard Opeson, Guangdong Gosun Communication Equipment Sales Co., Ltd. ("GGCES") and the shareholders of GGCES named therein. Pursuant to the Agreement, the Company acquired from the shareholders of GGCES all of the shares of GGCES (the "Acquisition") in exchange for an aggregate of 15,709,130 shares of Common Stock which shares represented 89% of the then issued and outstanding shares of the Company after giving effect to the Acquisition. The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 29, 2001 reporting the Acquisition. Since the Acquisition the Company has continued the operations of GGCES and GGCES is considered to be the predecessor to the Company.

        The Company's executive offices are located at 80 Zhong Shan Er Road Guangzhou, China 510080. The Company's financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

History of the Company

        GGCES was organized under the laws of the PRC as a private limited liability company on September 15, 2000. The principal activities of the Company and its subsidiaries are retail sale and distribution of telecommunication equipment and related products, and acting as an agent of cellular and paging services providers. As of December 31, 2000, the Company has 17 directly owned chain stores operating in Guangdong Province and 4 in Shanghai, the PRC.

Products

          The Company offers a variety of telecommunication products, including cellular phones, pagers, cellular phone Smart Cards, and value-refill smart cards. The telecommunication products change and improve rapidly over time. Set forth below is a sample products that the Company offers in its retail chain stores:

          Mobile/Cellular Telephones
          --------------------------

               Mobile/Cellular telephones are an integrated communication system that integrate wired, wireless, exchange equipment. The Mobile/Cellular telephones are composed of a mobile telephone exchange center, base station and mobile station. Currently, there are two kinds of mobile cellular telephones, (i) the simulated mobile telephone and (ii) the digital mobile telephone. The Company carries many kinds of brand name mobile telephones, such as Motorola, Nokia, Erission and Siemens.

          HuiXun CP988 YiDian Tong professional Stock Information Machine
          ---------------------------------------------------------------
("Stock Cattle")
----------------

          The Stock Cattle is a professional stock information machine that is the size of an average pager. It contains a touch screen design with a large screen display area. By utilizing high-speed error code resistant technology, information can be accurately transmitted and received. The Stock Cattle is uniquely designed curve function that allows for easier viewing of the stock information shown on the screen. The Stock Cattle also has a built-in calculator function and a large capacity for information storage, which can store up to 4095, stock prices.

          HuiXun CP866 Money Man Stock Information Machine ("Stock Link")
          ---------------------------------------------------------------

          The Stock Link is a small hand-held device that is the size of a pager. Information can be stored on up to 2700 screens. Paging station can provide other information as value-added services. Besides these, information variation alarm function has been set up to prompt data changes and price prompt function can also be installed to catch investment opportunities.

          SIM Card ("Smart Card")
          -----------------------

          The Smart Card is a personal data card used for digital mobile telephone handsets a credit card sized plastic card with an embedded, programmable computer chip, is a secure and versatile tool. Each card represents one user. After the installation of a Smart Card a Global System for Mobile Communications ("GSM") digital mobile telephone handset can be activated. The Smart Card may be placed in any GSM handset. Phone fee and personal data are automatically identified by a computer center and automatically recorded in the customers' personal account.

          Value and Value-refill Smart Cards ("Value Cards")
          --------------------------------------------------

          The Value Cards are similar to the Smart Card and are generally used for digital mobile telephones. The difference being that each Value Card has a monetary limit and is assigned specific mobile number. Whenever the Value Card is used to make a call or receive a call, phone fees will be automatically deducted from the balance of the card. When the balance becomes zero, the service will automatically stop.

          The Company offers two Value Cards, the Lingnan Travel Card and the China Travel Card. The Lingnan Travel Card can only be used in Guangdong Province, while the value refill card (China Travel Card) can be used in both Guandong Povince and outside of Guangdong Province.

          The estimated proportion in sales of various products of the Company are as follows:



                   Type                      Trademark         Sales Proportion
                   ----                      ---------         ----------------


          Mobile cellular telephones     Nokia                 43%
                                         Motorola              14%
                                         Errison                8%
                                         Siemens               10%
                                         Others                25%
          Pagers                         Stock machine         63%
                                         Chinese machine       15%
                                         Digital machine       22%
          Mobile Card                    Number distribution   83%
                                         China Travel          12%
                                         Lingnan Travel         5%
          Others                         IP card               53%
                                         IC card               17%
                                         Network card          30%

Major Suppliers

          The Company has established close relations with various suppliers. Although certain suppliers are preferred, multiple sources exist for most of the products offered. The Company generally adheres the following standards in selecting suppliers:

          .    The supplier should have strategic importance to the Company;
          .    The supplier should be have the capacity to supply products is short of demand; and
          .    There is a pre-existing relationship with the supplier.

          Our primary suppliers are (i) Guangdong Mobile Communication Co., Ltd., for analog phones and Universal Link digital mobile phones in Guangdong. They are currently the only supplier of Universal Link number-assigning Smart Cards, China Travel Card, and Lingnan Travel Card for the Company, (ii) Shenzhen Tianyin Communication Development Co., Ltd which provides Motorola cellular phones; (iii) Shanghai CellStar International Trade Co., Ltd. which supplies the Company with Nokia, Ericsson and other cellular phone; (iv) Changyuan Telecommunication Network Group Co., Ltd. for Nokia and NEC cellular phones; (v) Huixun Science and Technology Industrial Co., Ltd. for Stock Information Pagers;
(vi) Quanzhi (International) Co., Ltd. for pager suppliers for the Company and
(vi) China Network Communication Co., Ltd. for IP Cards.

          The Mode of Cooperation with Suppliers
          --------------------------------------

          Our company has established direct cooperation relations with Guangdong Mobile Communication Co., Ltd.; the manufacturer for Motorola products; the manufacturer for Nokia products; the manufacturer of Ericsson products; the manufacturer of Siemens products; the manufacturer for

Alcat products, the manufacturer of South Hi-tech, Mitsubishi, and TCL. For the difference of business natures, our cooperation with the suppliers is divided into the following categories.

1.   Agency System

     Our company has been authorized by Guangdong Mobile Communication Co., Ltd. to be its licensed Grade A agent. Guangdong Mobile Communication Co., Ltd. monopolizes the mobile communication services in Guangdong Province, it is authoritative and powers with market strength. The contents of cooperation of being an agent are as follows:

     (i) Exclusive Sales: To sell specified commodity (e.g. SIM card) within a specified period (generally for the promotional period on a monthly basis).

     (ii) Approval of Agents of Lower Level: To approve the application for the admission of Grade B retail agents. Through our investigation and verification, the Company has the right to authorize the distributor, who can satisfy the Mobile Communication Bureau's requirements, to be an agent enterprise of lower level and to enjoy and undertake the rights and duties assigned by the Company.

     (iii) Compensation: The Company enjoys the top grade labor service payment provided by the Mobile Communication Bureau.

     (iv) The Mobile Communication Bureau will support the Company for holding relevant large-scale promotional activities.

2.   Product Buying and Selling System

     The manufacturers and distributors in the communication industry in the PRC utilize our retail channels to sell their products into the market. This cooperation method varies from case to case, depending on mutual relations and natures of the product. We have entered into the following three kinds of cooperation:

     (i) Commissioned Sales: The biggest benefit of commissioned sales is that there exists no risk and no purchase cost. In the condition that no fund is being put up, the profit thus produced is the based profit plus risk-premium payment. This kind of cooperation must be built on the basis of mutual confidence and long-term cooperation. Only those enterprises with actual economic strength and adequate selling channels can enjoy such kind of credit cooperation. In addition, commissioned sales will not lead to operation losses as a result of price-cutting.

            Currently, the Company is commissioned to sell the following brands of equipment and parts: Motorola, Ericsson, Siemens, Sony, Mitsubishi, Alcat, and TCL. The volume of the sales on commission accounts for approximately one sixth of our total sales income. Such a no-cost, high-profit commissioned sales system has become one of the Company's main sources of profit.

            The representative cooperators that use this cooperation method include Jiangmen Xinlian Communication Co., Ltd.; Guangdong Yifang Communication Co., Ltd.; and Foshan Gaoxun.

     3.     Target System:

          The manufacturers or distributors work together with the Company and pre-set certain sales target for each retail store of the Company. Target system has become a hot spot in market operation and has become a trend. Boasting the advantages of low risk, low cost and fair profit margin, this method is only inferior to the commissioned sales system.

          The suppliers that are cooperating with the Company in this mode include the agent of Motorola, the agent of Ericsson, Siemens, Mitsubishi, Sony, TCL, Decell, and South Hi-Tech. The contents of cooperation are basically same as those of commissioned sales system.

4.   Purchase and Sale System

          The purchase and sale system is a traditional method in the sales industry. The quantity of products that are supplied in this method accounts for three fourth of the total quantity of products sold by the Company. We have carried out the purchase and sale cooperation with the agent of Motorola, the agent of Ericsson, the agent of Nokia, and Siemens for part of their products. The contents and advantages of this system are as follows:

     (i) To make plans on sales volume and provide price-based rewards and quantity-based rewards. In comparison with the commissioned sales system, the obvious advantage of this method is that the amount of monthly rewards can be as high as tens of thousand of RMB.

     (ii) There is a corresponding extension period in the aspect of price protection.

          The suppliers that adopt this cooperation mode include Tianyin Communication Company; CellStar; and Ningbo Dongfang Communication Company.

China's Communication Industry

     According to the Ministry of Information Industry of the PRC, in the first half of year 2000, investment in capital assets reached US$3.5 billion, an increase of 26% over the same period last year. After reform of telecommunication industry in the PRC, the previous monopoly, the business of China Telecom has basically been divided. Competition has brought a series of good changes into the telecommunication market. China Telecom Company, China Mobile Communication Company and China Unicom Company have put up new services one after another and they compete gradually on quality and service. At the same time, owing to their competition, telecommunication users have obtained more and better services. Chinese communication operation and service industry still continues to expand rapidly and the scales of fixed communication network and mobile communication network have respectively increased to rank second or third in the world. From January to May of year 2000, revenue generated from the communication industry reached US$15 billion, an increase of 27% over the same corresponding period last year.

     The number of local telephone users increased by 15 million and reached 124 million. In which, the home telephone subscribers increased 13 million, reaching 101 million and the number of mobile telephone users reached 56 million. China Mobile Communication users and China Unicom mobile users reached 48 million and 10 million, respectively. The number of wireless paging service users increased 790,000, reaching 48 million. Internet users exceeded 10 million. Furthermore, the transmission capacity of the communication network has been further increased and the quality of communication service has been obviously improved.

     In the first half of year 2000, there are several innovations in information technologies in the PRC. The first one was the combination of wireless network technology and mobile communication with Internet, which is considered by many professionals as the next communication hotspot. All producers and operators are trying to grasp this opportunity. All mobile telephone producers are one after another pushing out their wireless network mobile phones and telecommunication operation enterprises in different places are providing wireless network connection services. According to Credit Lyonnaise Asian that the number of Chinese mobile telecommunication service users would reach 214 million and the number of fixed telephone service users would reach 185 million by the end of year 2004. Furthermore, the electronic commerce developed rapidly in the first half of year 2000. Large numbers of electronic commerce portals have been established one after another, following which electronic commerce has been popularized to all industries at a very high speed.

Competition

     There is intense competition in worldwide markets from numerous competitors, ranging in size from some of the world's largest companies to small, specialized firms. Competitive factors in the market for the Company's products include: technology offered; price; availability of vendor financing; product and system performance, product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers, and time-to-market.

     In Guangzhou, there are nearly 2000 retailers selling communications products. There are 665 chain stores and manufacturers' specialty stores, which is less than 34 percent of the total number of stores. However, their market share is nearly 65 percent and is increasing gradually. Trademark and consumer awareness contribute to the increasing trend of the market shares in Guangzhou. Network sale is a new channel. Considering the strike of electronic commerce in the future and the popularization of WAP mobile telephone, it is believed that network sale will be a selling form with great potential.

     In Shanghai, the development of the communication market started in 1992. Take mobile phone for example, in 1992, there was 10,000 users in Shanghai, in 1993 the number doubled to 40,000, in 1995 to 170,000, in 1996 to 360,000, in
1998 surpass 1 million, in 2000 reached 3 million. Every 10 people have 2.5 mobile phones.

Legal System in the PRC

     Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the Peoples Republic of China ("PRC"). Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

Employees and Consultants

     As of December 31, 2000, the Company had 300 employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company's corporate headquarters are located at 80 Zhong Shan Er Road Guangzhou, China 510080.

     The Company rents the following stores in Guangdong Province, the PRC:

                                                                                Rental        Monthly Rental
      Chain Store                  Address                 Rental Begin         Expire             (RMB)             Area (m/2/)
      -----------                  -------                 ------------         ------             -----             -----------
    Zhongshan Er             #80, Zhongshan Er Rd         Nov. 11, 1999      Nov. 27, 2007        51,000                 680
     Rd. Main Hall
      Qianjin Rd           Shop 801,802, 1/F, #99,         Mar. 1, 2000       Mar. 1, 2005        40,000                 400
     Sub-Main Hall            Jiangnan Street ,
                                    Middle

        RenMing               1/F, #258, RenMing           Jan. 1, 1999      Dec. 31, 2000        38,600                  88
         Zhong                    Zhong Road
      Chainstore
       JiangNan                Shop11-13, #246,            Jan. 1, 2000      Dec, 31, 2002        30,744                 120
         Zhong              Jiangnan Street Middle
      Chainstore
     Shi Pai Dong           #4, Shi Pai Dong Road         Dec. 18, 2000     July, 18, 2000        11,583                  39
      Chainstore
      Hua Di Wan             Shop1, 1/F, Hongmian         Feb. 10, 2000       Feb. 9, 2005         5,000                  50
      Chainstore               Shopping Center,
                                  Huadi Road

        BaoGang               #94, Baogang Road           Dec. 23, 1999       May 12, 2002         5,000                  54
      Chainstore
        HuangPu                Shop 15, Gangwan            July 1, 1999      June 30, 2000        11,330                 103
      Chainstore                North Building

       Xili Nan              #200, Xili South Road,         May 5, 1999        May 4, 2002         6,000                 108.2
      Chainstore                    Panyu


       Guangmin               #97, Guangming nan           Dec. 1, 1999      Nov. 30, 2002         3,900                  49
          Nan                    Road, Panyu
      Chainstore
         Huadu                #13, Xiuquan Road,           Sep. 1, 1999      Sep. 30, 2004         7,810                 108
      Chainstore                    Huadu

        XinShi                 #17, Guanghua Wu           June 26, 2000      June 30, 2002        15,000                  65
      Chainstore                     Road

          Zhonghua                     4/F,               Aug.8, 1999          Aug.8, 2003        12,403         131
            Plaza                  #23,Zhongsha
         Chainstore                  San Road
          Guangyuan              1/F, Jingtai Zhi       July 1, 2000         Mar.31, 2003        16,000          70
         Chainstore                    Road
           Chigan                   40, Chigan          Dec.31, 2000        Dec. 31, 2004        17,285         332
         Chainstore                    Road.

          Fanggong                 1/F, #9, LuJu        Dec.18, 2000         Dec.17, 2005        13,050         200
         Chainstore                    Road
        Zhongshan Ba                Shop1, #91,          Oct.1, 2000         Dec.31, 2004        16,000          85
         Chainstore                 Zhonshan Ba
                                       Road


        The Company rents the following stores in Shanghai, the PRC:

---------------------------------------------------------------------------------------------------------------------------------
        Chain Store              Address           Rental Began        Rental Expires        Monthly Rental          Area (m/2/)
        -----------              -------           ------------        --------------             (RMB)              -----------
-----------------------------------------------------------------------------------------         -----          ----------------
        Henna Zhong           #87-89, Henna         Oct 1, 2000         Sept 30, 2003            31,250                  N/A
        Road Store              Zhong Road,
                                 Huangpu
                                 district
-----------------------------------------------------------------------------------------                      ------------------
        Haining Road          #522, Haining        Nov 10, 2000           Nov 9, 2005             4,300                  N/A
           Store              Raod, Hong Kou
                                Kou District
---------------------------------------------------------------------------------------------------------------------------------
        HengFen Road          #336, HengFeb        Aug 25, 2000         Aug 25 , 2001             3,960                  N/A
           Store               Road, Zhabei
                                District
---------------------------------------------------------------------------------------------------------------------------------
        Shangxi Nan           #338, Shangxi         Nov 1, 2000          Oct 30, 2003            29,000                  N/A
         Road Store             Nan Road
---------------------------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year there were no matters submitted to the shareholders for their approval.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Prices Of Common Stock

     The Company's common stock began quotation on the Over-the-Counter Bulletin Board on under the symbol HOMM on April 12, 2000. The Company's symbol was changed to GOSN on April 4. The following table sets forth the range of bid prices of the Company's common stock as quoted on pink sheets during the periods indicated and the prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

                 Period Ended                 High               Low
                 ------------                 ----               ---
  June 30, 2000                              $3.56              $3.56
  September 31, 2000                         $3.56              $3.56
  December 31, 2000                          $3.56              $ .74

     The Company's common shares are issued in registered form. Atlas Stock Transfer in Salt Lake City, Utah is the registrar and transfer agent for the Company's common stock.

(b)  Shareholders

     As of December 31, 2000, there were 17,772,400 shares of common stock outstanding held by approximately 615 shareholders.

(c)  Dividends

     The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


          The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Annual Report.

Overview

          The Company was incorporated under the laws of the State of Texas in 1988, under the name Black Wing Corporation. The Company changed its name to Holmes Microsystems, Inc. in 1990. . On April 4, 1989, the Company acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, the Company changed its name to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was liquidated.

     Until the fiscal year ended January 31, 1994, the company had been engaged in the sale of modems which provided data and facsimile capabilities for portable computers. As of the year ended January 31, 1994, the company ceased all sales and operations and became totally inactive. On January 12, 2001, as the result of a share exchange, there was a change in control of the Company, new management was appointed and the Company adopted a new business plan. On March 27, 2001, The Company changed its name to Gosun Communications Ltd., Inc.

     On January 12, 2001, the Company entered into the Exchange Agreement, pursuant to which the Company acquired from the shareholders of GGCES all of the shares of GGCES. Since the Acquisition the Company has continued the operations of GGCES and GGCES is considered to be the predecessor to the Company.

     Results of Operations

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the 12-month period ended December 31, 2000 and the period from August 16, 1999 to December 31, 1999. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Annual Report:


                                         Twelve-Month Period             Five-Month Period Ended
                                         Ended                               December 31, 1999
(U.S. dollars)                           December 31, 2000
Revenue
          Net Sales                      11,852,766                          29,201
          Agency Service                 2,344,905                           52,001
                                         -----------                         ---------
                                         14,197,671                          81,202

Cost of Revenue
          Cost of Sales                  (11,214,573)                        (40,578)
          Agency Service                 (564,608)                           --
                                         -----------                         ---------
                                         (11,779,181)                        (40,578)

Gross Profit                             2,418,490                           40,624
          Gross Profit Margin            17%                                 50%

Other Income                             90,234                              3,942
Selling Expenses                         (1,555,294)                         (49,695)
General and Administration Expenses      (825,481)                           (31,872)
Financing/Interest Expenses              (11,178)                            --
                                         -----------                         ---------
Income before Income Taxes               116,771                             (37,001)
Income Taxes                             --                                  --
Minority Interest                        10,077                              --
                                         -----------                         ---------
Net Income (Loss)                        126,848                             (37,001)
                                         ============                        =========

Twelve-Month Period Ended December 31, 2000 Compared To Five-Month Period Ended December 31, 1999

          The predecessor of the Company was a private company since commencing operations in August 1999 and its fiscal year end was December 31. The predecessor transacted a share exchange with the Company in January 2001 and has become a wholly owned subsidiary of the Company. Immediately after the share exchange, the Company has changed its fiscal year end to December 31 to match with its wholly owned subsidiary.

          Due to the above-mentioned historical factors, we can merely compare the twelve-month period ended December 31, 2000 results of operations with the five-month period ended December 31, 1999 results.

          Revenue, Cost of Revenue, and Gross Profit Margin

          Total revenue for the twelve-month period ended December 31, 2000 increased by US$14.1 million or 17384% to US$14.2 million, compared to US$81,000 for the five-period ended December 31, 1999. The Company has two major sources of revenue, namely from selling cellular phones and pagers and acting as a licensed primary agent for one of the two cellular communication providers in the PRC, China Mobile Communications Corporation. Of the total revenue of US$14.2 million for the twelve-month period ended December 31, 2000, 83.5% was generated from the sales of cellular phones and pagers and 16.5% from agency service. Compared with the total revenue of US$81,000 for the five-month period ended December 31, 1999, 36.0% was generated from the sales of cellular phones and pagers and 64.0% from agency service.

          As of December 31, 2000, there were 17 stores in the Guangdong Province that generated a total of US$14.0 million in total revenue and 4 stores in Shanghai that generated a total of US$163,000 in total revenue. Comparing to the end of December 1999, there were only 4 stores in Guangzhou city of the Guangdong Province that were operating.

          Total cost of sales of cellular phones and pagers for the twelve-month ended December 31, 2000 was US$11.2 million, an increase of 27544% over US$40,000 for the five-month period ended December 31, 1999. And total cost of providing agency service for the twelve-month ended December 31, 2000 was US$564,000, compared to none for the five-month ended December 31, 1999. The cost of sales of cellular phones and pagers represented 95.23% of the total costs of sales for the twelve-month period ended December 31, 2000, compared to 100% for the five-month period ended December 312, 1999. And the total cost of providing agency service presented 4.77% of the total costs of sales for the twelve-month period ended December 31, 2000, compared to none for the five-month period ended December 31, 1999.

          The 33% decreased in gross profit margin from 50% in 1999 to 17% in 2000 was the result of the increase in competition of selling cellular phones and pagers. Management believes that competition on pricing of cellular phones will continue to increase in year 2001. However, management plans to increase the number of stores in Guangdong Province as well as in Shanghai and Beijing in order to improve sales revenue. Management plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones.

          Other Income

          Other income for the twelve-month ended December 31, 2000 increased by US$86,000, or 2189% to US$90,000, compared to US$4,000 for the five-month ended December 31, 1999. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.


          Selling Expenses

          Selling expenses for the twelve-month period ended December 31, 2000 increased by US$1.50 million or 3030% to US$1.55, compared to US$50,000 for the five-month period ended December 31, 1999. The increase was mainly due to the increase in number of stores in Guangdong Province and the details of such increase were as follows:

          a) Salaries and wages --- Salaries and wages increased by US$719,000, or 3051% for the twelve-month period ended December 31, 2000 to US$743,000, compared to US$24,000 for the five-month period ended December 31, 1999. On an average monthly basis, salaries and wages were US$61,917 in 2000, an increase of US$ 57,117 as compared to US$4,800 in 1999. The increase was mainly due to the increase in salespersons as a result of the increase in number of retail outlets.

          b) Rental expenses --- Rental expenses increased by US$310,000, or 2412% for the twelve-month period ended December 31, 2000 to US$323,000, compared to US$13,000 for the five-month period ended December 31, 1999. The increase was primarily due to the increase of number of retail stores in year 2000.

          c) Advertising and promotional expenses --- Advertising and promotional expenses increased by US$198,000 for the twelve-month period ended December 31, 2000 to US$201,000, compared to US$3,000 for the five-month period ended December 31, 1999. The increase was primarily due to additional costs paid for the management's effort to promote corporate image and advertise company's products through difference channel of communications.

               Increased in other selling expenses, including utilities expenses and depreciation on leasehold in year 2000 over in year 1999 was primarily the result of increase number of retail outlets in year 2000.

          General and Administration Expenses

          General and administration expenses for the twelve-month period ended December 31, 2000 increased by US$794,000 or 2490% to US$825,000, compared to US$32,000 for the five-month period ended December 31, 1999. The Company is in its early development stage and aims to employ high caliber individual to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

          a) Salaries, welfare, and staff insurance - Salaries, welfare, and staff insurance for the twelve-month ended December 31, 2000 increased by US$246,000 or 2153% to US$257,000, compared to US$11,000 for the five-month-period ended December 31, 1999. The increase was mainly the result of increase number of administrative staff in year 2000.

          b) Communication and utilities expenses --- Communication and utilities expenses increased by US$66,000 or 3418% for the twelve-month period ended December 31, 2000 to US$68,000, compared to US$2,000 for the five-month period ended December 31, 1999. The increase was mainly the result of additional cellular phones and phone systems being installed for new administrative staff in year 2000, and the increase in utilities expenses as number of staff increased.

          c) Office expenses - Office expenses increased by US$60,000 or 11600% for the twelve-month period ended December 31, 2000 to US$61,000, compared to US$1,000 for the five-month period ended December 31, 1999. The increase was the result of additional purchase of office furniture and equipment for new administrative staff in year 2000.

          Financial Expenses

          Financing expenses was US$11,000 for the twelve-month period ended December 31, 2000, compared to none for the five-month period ended December 31, 1999. The increase was primarily the result of two short-term bank loans of total outstanding principal of US$483,000 obtained during year 2000 from commercial banks in the PRC for the provision of sufficient working capital.

          Income Taxes

          The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. The Company and its subsidiaries and retail stores are in different stages of enjoying the above tax incentive program.

          Minority Interest

          Minority Interest of US$10,000 for the twelve-month period ended December 31, 2000 was the result of sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd.

          Net Income

          Net income was US$127,000 for the twelve-month period ended December 31, 2000, an increase of US$164,000 or 443% over the loss of US$37,000 for the five-month period ended December 31, 1999. The increase was primarily due to the increase in revenue from additional retail stores that were put in operation during year 2000.


          Liquidity and Capital Resources

          Cash and cash equivalents were US$159,000 as of December 31, 2000. This represents a decrease of US$131,000 from December 31, 1999. The decrease was primarily due to a negative cash flow from operating activities, which was partially offset by positive cash flow from financing activities of proceeds from short-term bank loan and capital contribution from shareholders.

          Management believes that the level of financial resources is a significant competitive factor in the cellular phone industry accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

ITEM 7.  FINANCIAL STATEMENTS.

(a)  Financial Statements

The financial statements of the Company are set forth at the end hereof.

(b)  Interim Financial Statements.

     Not Applicable.

(c)  Financial Statements of Businesses Acquired and to be Acquired.

     Financial Statements for the acquired company, Gosun World Technologies (Canada) Inc. for the period ended December 18, 2000 (date of acquisition by Gosun) were previously filed with the Securities Exchange Commission on March 5, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 25, 2001 the Registrant advised Pritchett, Siler & Hardy, P.C. ("Pritchett") that it would not be appointed as the Registrant's auditors for the year ended December 31, 2000.

     During either of the past two fiscal years, and any subsequent interim period, Pritchett's reports on the Registrant's financial statements have not contained adverse opinions or disclaimers of opinion except that Pritchett's report for the fiscal year ended January 31, 2000 contained a going concern qualification. During either of the past two fiscal years, and any subsequent interim period, there have not been any disagreements between Pritchett and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events between Pritchett and the Registrant.

     The Registrant has requested Pritchett to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to Item 4 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of this Form 8-K report to Pritchett on January 25, 2001. The Registrant will file such letter as an amendment to this Form 8-K.

     On January 22, 2001, the Board of Directors of the Registrant appointed BDO International as independent auditors of the Registrant for the fiscal year ended December 31, 2000. Prior to the engagement of BDO International, neither the Registrant nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, or type of audit opinion that might be rendered on the Registrant's financial statements.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


Name                          Age               Position
----                          ---               --------

Mr. Yi-biao Chen               35               Chairman of Board of Directors
Mr. Lu-gao Ye                  36               President
Mr. De-hong Chen               34               Secretary
Mr. Jie-chao Yang              34               Director
Mr. Jin-qiu Mai                46               Director
Mr. Xue-hou Liu                36               Director and CFO
Mr. Hung Kee Lai               51               Director


     Mr. Yi-biao Chen, is Chairman of Board of Directors. Mr. Chen graduated from Department of Economics of Zhongshan University with a Bachelor of Art degree. He is a member of Guangdong Province Youth League, Vice-chairman of Guangzhou Association of Young Entrepreneurs, Director of the Alumni Association of Zhongshan University, one of Top-Ten Young Elites of Guangzhou City, laureate of "Guangdong Province Youth Prize" and "Honorable Citizen of the Capital" from Dongcheng District of Beijing City. From 1988 to 1989, Mr. Chen worked for the Development Research Center of Guangdong Province, engaging in the study of economic strategy. He was dispatched by the Government to lead a state-owned enterprise under the Foreign Economic & Trade Commission of Huicheng District, Huizhou City, Guangdong Province in 1989. He founded the Company in 1991, engaging in state open telecommunication value added business. He has then been engaging in IT and telecommunication enterprise management.

     Mr. Lu-gao Ye, is the President of the Company. He worked as a lecturer in Biology Department of Huanan Normal University from 1988 to 1994, and has worked for Gosun since 1994 as vice president and vice chairman, responsible for overall operation of the Company, IT management, and new business development. He earned his Master of Science degree from Huanan Normal University.

     Mr. De-hong Chen, is the Secretary of the Company. In 1994, he worked in Zhongshan University as a teacher. From 1996 to 1997, he worked in Guangdong Yuccai Trust Investment Co. as a manager. From 1997 to 2000 he was the vice-president and finance commissioner in Guangdong Guanhao Advanced Technique Stock Co., Ltd. Mr. Chen subsequently joined Guangdong Gosun Communication Ltd. and is currently the vice general manager of Guangdong Gosun Communication Chain Store Co., Ltd.,responsible for daily work of operation management. He obtained a Master degree in Finance from Chinese People University.

     Mr. Jie-chao Yang, is a director of the Company. Mr. Yang graduated from Beijing University with a Master of Science degree in Control Theory. He was a manager of the Technology Department and now also vice president of the Company and is also the Vice-Chairman of Guangdong Gosun Communication Chain Operation Company Limited ("GGCCO"). Mr. Yang has begun to serve Gosun since 1992, in charge of the design and construction of network and development of wireless paging system. He is also in charge of certain technological aspects of the Group.

     Mr. Jin-qiu Mai, is a Director of the Company. From 1976 to 1997, he worked for Guangzhou Globe Tyre Manufacturing Factory as Manager of Finance Dept., Chief Accountant, Vice-president, and Vice-chairman of the joint venture of New Star Corp., supervising financial and accounting affairs. Mr. Mai joined Guangdong Gosun Communications, Ltd. in 1997 and is the vice-president responsible for the management of fiance. Mr. Mai graduated from Guangdong Spare-time University with a major in accounting.

     Mr. Xue-hou Liu, is a Director of the Company, and a Director of Guangdong Gosun Internet Information Industry Development Company Limited. From 1989 to 1991, he was a manager of the Finance Department of Guangdong Yuefeng Toys Manufacturing Company. Between 1991 and 1996, he worked for Guangdong Heshan Haishan Industrial Co. as a senior manager of the Investment Department. In 1996, he assisted the listing of Jilin Province Jifa Agricultural Development Company Limited on Shanghai Stock Exchange. Mr. Liu graduated from Zhongshan University with a Bachelor degree in Economics in 1986 and a Master degree in Economics in 1989.

     Mr. Hung Kee Lai, is a Director of the Company. He has been a financial advisor for Pan-Pacific Capital in Hong Kong since 1998. Between 1992 and 1998, he worked in the corporate finance area for Sassoon Securities Limited, concentrating on analyzing Chinese companies for possible fund raising activities. he was also a financial analyst for the Securities and Exchange Commission of the United States between 1984 and 1990. Mr Lai received his Doctor of Economics degree in Industrial Economics from Jinan University in Guangdong Province, the PRC; an Master of Business Administration degree in International Business from George Washington University; and an Bachelor of Business Administration degree in accounting from Florida International University.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid during fiscal years ended December 31, 2000 to the Company's Executive Officers.

                                                                Annual
              Name                     Position              Compensation
              ----                     --------              ------------
          Yi-Biao Chen          Chairman of the Board          $0 (None)
                                                               --
          Lu-gao Ye             President                      $0 (None)
                                                               --

     Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 2000.

                                                                               Beneficial Ownership
                                                                               --------------------
                                                                    Number of                     Percentage
                                                                      Shares                       Ownership
                                                                    ---------                     ----------
Directors and Officers
----------------------
All Directors and Executive                                        11,805,038                         66.90%
Officers (5 persons)

5% or More Beneficial Ownership
-------------------------------
Yi-biao Chen                                                        9,803,197                         55.55%
Business Affairs Entertainment Inc.                                 1,109,322                          6.27%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The majority owner of the Company owns minority equity interests in several other companies including Guangdong Gosun Communication Development Company Limited ("GGCD"), Shanghai Gosun Network Science & Technology Co., Ltd. ("SGNST") and Guangdong Gosun Internet Information Industry Co. Ltd. ("GGIII").

     The following is a summary of balances with the affiliated companies:

                                                                           December 31,        December 31,
                                                                              2000                1999
                                                                       -----------------   ----------------
Due from affiliates:                                                           US$               US$
Guangdong Gosun Communication Development Company Limited
  ("GGCD")                                                                       244,793            110,859
Shanghai Gosun Network Science & Technology Co., Ltd.
  ("SGNST")                                                                       68,986                  -
Guangdong Gosun Internet Information Industry Co., Ltd.
  ("GGIII")                                                                      451,691                  -
Dongguan Gosun Network Science & Technology Co., Ltd.
  ("DGNST")                                                                      171,849                  -
                                                                       -----------------   ----------------

                                                                                 937,319            110,859
                                                                       =================   ================

                                                                          December 31,        December 31,
                                                                             2000               1999
                                                                       -----------------   ----------------
Due to affiliates:                                                           US$                 US$
Guangdong Gosun Communication Development Company Limited
  ("GGCD")                                                                            -            120,773
Guangdong Gosun Internet Information Industry Co., Ltd.
  ("GGIII")                                                                      17,448                  -
                                                                      -----------------   ----------------

                                                                                 17,448            120,773
                                                                      =================   ================

ITEM 13.  EXHIBITS AND REPORTS ON 8K.

(a) (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


Exhibit Number                              Description


2.1 Exchange Agreement dated as of January 12, 2001, Incorporated herein by reference from the Company's filing on Form 8-K filed on January 29, 2001.

3.1 Articles of Incorporation, Incorporated herein by reference from the Company's fling on Form 10-KSB filed on June 8, 1999.

3.2 Bylaws Incorporated herein by reference from the Company's filing on Form 10-KSB filed on June 8, 1999.

11.1                    Statement of Computation of per share earning

_________________________
*Filed herewith

(b)   There a report filed Form 8-K on December 18, 2000 reporting an Item 5.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOSUN COMMUNICATIONS LTD., INC.


Dated:  April 17, 2001                       By     /s/ Yi-biao Chen
                                                    --------------------------
                                                Name:  Yi-biao Chen
                                                Title: Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 17, 2001                        By   /s/ Yi-biao Chen
                                                   ---------------------------
                                              Name:  Yi-biao Chen
                                              Title:  Chairman of the Board



Dated:  April 17, 2001                        By   /s/ Lu-gao Ye
                                                   ---------------------------
                                              Name:  Lu-gao Ye
                                              Title: President

                        GOSUN COMMUNICATIONS LTD., INC.

             Consolidated Financial Statements For the year ended
                   December 31, 2000 and period from August
                         16, 1999 to December 31, 1999

                        GOSUN COMMUNICATIONS LTD., INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page
Report of Independent Auditors                                     F-1
Consolidated Balance Sheets                                        F-2
Consolidated Statements of Income                                  F-3
Consolidated Statements of Stockholders' Equity                    F-4
Consolidated Statements of Cash Flows                              F-5
Notes to Consolidated Financial Statements                        F-6-22

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
Gosun Communications Ltd., Inc.


      We have audited the accompanying consolidated balance sheets of Gosun Communications Ltd., Inc. ("the Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from August 16, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Gosun Communications Ltd., Inc. as of December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and the period from August 16, 1999 to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.





                                                    Certified Public Accountants

                                                    /s/ BDO International

Hong Kong, March 20, 2001

                        GOSUN COMMUNICATIONS LTD., INC.

                          CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                                                    December 31,   December 31,
                                                                                        2000           1999
                                                                                    -----------    ------------
                                                                                         US$            US$
Current assets
    Cash and cash equivalents                                                           158,927         290,493
    Accounts receivable                                                                 152,498               -
    Advances to suppliers                                                               224,019           9,951
    Other receivables (Note 2)                                                          393,763          73,673
    Income taxes recoverable                                                              4,272               -
    Inventories (Note 3)                                                                780,798         131,365
    Amounts due from affiliates (Note 5)                                                937,319         110,859
                                                                                    -----------    ------------
Total current assets                                                                  2,651,596         616,341

Advance capital contribution (Note 5)                                                    59,179               -
Deposits                                                                                199,746          12,951
Property, plant and equipment, net (Note 4)                                             476,551         235,588
                                                                                    -----------    ------------

Total assets                                                                          3,387,072         864,880
                                                                                    ===========    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                    725,049               -
    Accrued employee compensation and benefits                                           34,500           2,857
    Other payables and accrued expenses (Note 9)                                        936,705         451,614
    Amounts due to affiliates (Note 5)                                                   17,448         120,773
    Note payable (Note 7)                                                                     -         133,400
    Short term bank loans (Note 8)                                                      483,092               -
                                                                                    -----------    ------------
Total current liabilities                                                             2,196,794         708,644

Amount due to stockholder (Note 6)                                                      156,401               -
                                                                                    -----------    ------------
Total liabilities                                                                     2,353,195         708,644
                                                                                    -----------    ------------

Commitments and contingencies (Note 12)

Stockholders' equity
    Common stock, par value US$0.001 per share; 49,000,000
       shares authorized; 15,709,130 (1999: 15,709,130) shares
       issued and outstanding                                                            15,709          15,709
    Additional paid in capital                                                          878,011         177,528
    Retained earnings (accumulated losses)                                               89,847         (37,001)
                                                                                    -----------    ------------
                                                                                        983,567         156,236
                                                                                    -----------    ------------
Minority interest                                                                        50,310               -
                                                                                    -----------    ------------

Total liabilities and stockholders' equity                                            3,387,072         864,880
                                                                                    ============   ============


       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            January 1, 2000    August 16, 1999
                                                   to                 to
                                           December 31, 2000  December 31, 1999
                                           -----------------  -----------------
                                                  US$                US$
Revenue
  Sales of goods, net                           11,852,766             29,201
  Agency service (Note 1 and 5)                  2,344,905             52,001
                                             -------------      -------------
                                                14,197,671             81,202
                                             -------------      -------------

Cost of revenue
  Cost of goods sold                            11,214,573             40,578
  Agency service                                   564,608                  -
                                             -------------      -------------

                                                11,779,181             40,578
                                             =============      =============

Gross profit                                     2,418,490             40,624

Other operating income, net                         87,958              3,942
                                             -------------      -------------
                                                 2,506,448             44,566

Selling expenses                                 1,555,294             49,695
General and administrative expenses                825,481             31,872
                                             -------------      -------------

Operating income (loss)                            125,673            (37,001)
                                             -------------      -------------

Other income (expenses)
  Interest income                                    2,276                  -
  Interest expenses                                (11,178)                 -
                                             -------------      -------------

Total other expenses, net                           (8,902)                 -
                                             =============      =============

Income before income taxes                         116,771            (37,001)
Income taxes (Note 10)                                   -                  -
                                             -------------      -------------

Net income (loss)                                  116,771            (37,001)

Minority interest                                   10,077                  -
                                             -------------      -------------

Net income (loss)                                  126,848            (37,001)
                                             =============      =============

Earnings (loss) per share
- basic and diluted                                   0.01              (0.00)
                                             =============      =============

Weighted average common shares outstanding
- basic and diluted                             15,709,130         15,709,130
                                             =============      =============


       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Retained
                                                                       Paid         earnings          Total
                                                         Common         in        (accumulated    stockholders'
                                             Shares       stock       capital        losses)          equity
                                           -----------  ---------    ---------   -------------    --------------
                                                           US$          US$           US$               US$
Balance, August 16, 1999                             -          -            -               -                 -
    Contribution of capital                 15,709,130     15,709      177,528               -           193,237
    Net loss for the period from
      August 16, 1999 to
      December 31, 1999                              -          -            -         (37,001)          (37,001)
                                           -----------  ---------    ---------   -------------    --------------
Balance, December 31, 1999                  15,709,130     15,709      177,528         (37,001)          156,236
    Contribution of capital                                     -      700,483               -           700,483
    Net income for the year ended
      December 31, 2000                              -          -            -         126,848           126,848
                                           -----------  ---------    ---------   -------------    --------------

Balance, December 31, 2000                  15,709,130     15,709      878,011          89,847           983,567
                                           ===========  =========    =========   =============    ==============


        See accompanying notes to the consolidated financial statements

                        GOSUN COMMUNICATIONS LTD., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               January 1, 2000   August 16, 1999
                                                                      to                to
                                                              December 31, 2000  December 31, 1999
                                                              -----------------  -----------------
                                                                     US$               US$
Cash flows from operating activities
  Net income (loss)                                                   116,771         (37,001)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
        Depreciation                                                   75,977           4,824
        Increase (decrease) from changes in
           Accounts receivable                                       (152,498)              -
           Advances to suppliers                                     (214,068)         (9,951)
           Other receivables and deposits                            (506,885)        (86,624)
           Income taxes receivable                                     (4,272)              -
           Inventories                                               (353,503)          2,035
           Amounts due from affiliates                             (1,122,390)       (110,859)
           Accounts payable                                           725,049               -
           Accrued employee compensation and benefits                  31,643           2,857
           Other payables and accrued expenses                        485,091         451,614
           Note payable                                              (133,400)              -
                                                               --------------    ------------
Net cash provided by (used in) operating activities                (1,052,485)        216,895
                                                               --------------    ------------

Cash flows from investing activities
  Acquisition of property, plant and equipment                       (316,939)       (240,412)
  Advance capital contribution                                        (59,179)              -
                                                               --------------    ------------
Net cash used in investing activities                                (376,118)       (240,412)
                                                               --------------    ------------

Cash flows from financing activities
  Advances from (repayment to) affiliates, net                       (103,325)        120,773
  Capital contributed by minority interest of subsidiary               60,386               -
  Capital contribution                                                700,483         193,237
  Advances from stockholder                                           156,401               -
  Proceeds from short term bank loans                                 724,638               -
  Repayment of short term bank loans                                 (241,546)              -
                                                               --------------    ------------
Net cash provided by financing activities                           1,297,037         314,010
                                                               --------------    ------------

Net increase (decrease) in cash and cash equivalents                 (131,566)        290,493
Cash and cash equivalents, beginning of period                        290,493               -
                                                               --------------    ------------
Cash and cash equivalents, end of period                              158,927         290,493
                                                               ==============    ============

Supplemental disclosure of cash flow information
  Interest paid                                                        11,178               -
  Income taxes paid                                                     4,272               -

Supplemental disclosure of significant non-cash transactions
  Acquisition of inventories satisfied by a note payable              295,930         133,400
                                                               ==============    ============

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     Reorganisation

     Gosun Communications Ltd., Inc. ("GOSUN" or "the Company") was organized under the laws of the State of Texas on January 20, 1998, under the name of Blackwing Corporation. On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc.. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse acquisition. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corportation changed its name to Holmes Microsystems, Inc. ("Holmes") and the original Holmes Microsystems, Inc. which was then a wholly owned subsidiary, was dissolved.

     Until the fiscal year ended January 31, 1994, Holmes had been engaged in the sale of modems which provide data and facsimile capabilities for portable computers. Holmes had used the trade name "Fax Em" as an overall description of its products. As of the year ended January 31, 1994, Holmes ceased all sales and operations and has been totally inactive to date.

     On January 12, 2001, the shareholders of Holmes entered into an exchange agreement with the equity owners of Guangdong Gosun Communication Equipment Sales Co, Ltd. ("GD Gosun"). Pursuant to the exchange agreement, the GD Gosun equity owners transferred all of their equity interests in GD Gosun to Holmes in exchange for 89% of the issued and outstanding shares of Holmes after giving effect to the share exchange. The exchange agreement resulted in the equity owners of GD Gosun obtaining a majority voting interest in Holmes and GD Gosun was treated as the acquiring entity in the transaction for accounting purposes according to generally accepted accounting principles. The reverse acquisition process utilized the capital structure of Holmes and the assets and liabilities of GD Gosun were recorded at predecessor cost. Being the continuing operating entity, the historical financial statements of GD Gosun prior to December 31, 2000 are included for financial reporting purposes. The financial year end date of Holmes has also been changed from January 31 to December 31 effective from the financial year ended December 31, 2000. As part of this transaction, Holmes Microsystems, Inc. changed its name to Gosun Communications Ltd., Inc..

     GD Gosun was organized under the laws of the People's Republic of China ("the PRC") as a private limited liability company on September 15, 2000 to acquire and continue the businesses conducted by Guangdong Gosun Communication Chain Operation Company Limited ("Guangdong Chain Operation") and Guangzhou Jiexun Communication Equipment Limited ("Jiexun"), both private limited liability companies established under the laws of the PRC.

     Guangdong Chain Operation was established on August 16, 1999 and Jiexun was established on December 29, 1999. On August 22, 2000, the owners of Jiexun contributed their entire equity interests in Jiexun in exchange for equity interests in Guangdong Chain Operation. Further, on September 19, 2000 the owners of Guangdong Chain Operation contributed their entire equity interests in Guangdong Chain Operation in exchange for equity interests in GD Gosun.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

     Reorganisation - Continued

     Shanghai Gosun Communication Chain Operation Co., Ltd. ("Shanghai Chain Operation"), a private limited liability company established under the laws of the PRC, was formed by Guangdong Chain Operation on September 20, 2000. Guangdong Chain Operation holds 66.7% of the equity interest.

     The above reorganization of GD Gosun, Guangdong Chain Operation and Jiexun is a re-organization of entities under common control and is accounted for in a manner similar to a pooling-of-interests. The financial statements present the financial positions, the related results of operation, stockholders' equity, and cash flows of the companies as if they had been combined for all periods presented.

     Basis of Presentation

     The historical financial statements as of and for the periods ended December 31, 2000 and 1999 are those of GD Gosun. As GD Gosun entered into a reverse merger with Holmes on January 12, 2001, the historical financial statements of GD Gosun became those of Holmes. The historical financial statements of Holmes are presented in Note 13.

     Business Conducted

     The principal activities of the Company and its subsidiaries are the retail sale and distribution of telecommunication equipment and related products, and acting as an agent of cellular and paging services providers. Guangdong Chain Operation is a primary agent of a related company, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation ("China Mobile"), one of two exclusive cellular communications providers in the PRC. As of December 31, 2000, Guangdong Chain Operation has twenty-one directly owned chain stores operating in the PRC.

     Guangdong Chain Operation commenced its business on December 1, 1999 by acquiring the assets of two retail stores from Guangdong Provincial Gosun Communication Technology Development Corporation ("GPGCTD"), a prior trading arm of the Guangdong provincial government which had since been dissolved. Inventories were acquired from GPGCTD in two tranches at agreed upon prices determined by Guangdong Chain Operation and GPGCTD totalling US$429,330 which approximated their market values at the dates of acquisition of December 1, 1999 and January 1, 2000, respectively. The senior management of Guangdong Chain Operation had been members of the senior management of GPGCTD.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

     Basis of Accounting and Principles of Consolidation

     The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") which differ from those used in the statutory financial statements of the subsidiaries. Material differences between U.S. GAAP amounts and amounts in the statutory financial statements have been adjustment for in the consolidation. All material intercompany transactions have been eliminated.

     Foreign Currency Translation and Transactions

     The financial positions and results of operations are determined using local currency, Renminbi yuan ("RMB"), as the functional currency and the financial records of the subsidiaries are maintained and the local financial statements prepared in RMB.

     Foreign currency transactions during the period are translated into United States dollars ("US$") at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the income statement. When assets, liabilities and equity denominated in RMB are translated into US$, translation adjustments are included as a component of stockholders' equity. Exchange rates between US$ and RMB were fairly stable during the periods presented. Due to the stability of the exchange rates, there was no adjustment in stockholders' equity.

     For the purpose of preparing these financial statements, the financial statements in RMB have been translated into US$ at US$1.00 = RMB8.28.

     Property, Plant and Equipment and Depreciation

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over their estimated useful lives.

                                                                  Estimated
                                                                 Useful Life
                                                                 (in years)
                                                             ------------------

    Leasehold improvements                                             4
    Motor vehicles                                                     4
    Office equipment                                                4-10

     When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

     Long-lived Assets

     The Company and its subsidiaries periodically review their long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

      Inventories

      Inventories are stated at the lower of cost or market. Cost is calculated using the first in first out method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

      Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, cash accounts, interest-bearing savings accounts, and time certificates of deposit with an original maturity of three months or less.

      Revenue Recognition

      Revenue from goods sold is recognized when the risk of loss for goods is passed to the buyer, which is at the time of delivery. Agency service income is recognized when the services on which the agency service income is calculated are provided.

      Income Taxes

      Income taxes are accounted for using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefit in the year that covers the enactment date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

      Fair Value of Financial Instruments

      The carrying amounts of certain financial instruments, including cash, accounts receivable and payable approximate their fair values as of December 31, 2000 and December 31, 1999 because of the relatively short-term maturity of these instruments. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions.

      Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

      Pensions and Other Postretirement Benefits

      No retirement or postretirement benefits are provided other than a PRC statutory defined contribution plan. According to PRC statutory requirements, companies are required to contribute 11% to 22.5% of the basic salaries of employees as retirement benefits to a government agency. The amount contributed was US$18,863 and nil for the year ended December 31, 2000 and the period from August 16, 1999 to December 31, 1999, respectively. All contributions are dealt with in the income statements.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not had a significant effect on the financial statements.

      Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption. The adoption of SAB 101 has not had a significant effect on the financial statements.

      Earnings Per Share

      Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share". Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock.

                        GOSUN COMMUNICATIONS LTD., INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Other Receivables
                                                   December 31,   December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                        US$            US$

Advances to staff                                      142,556        72,464
Deposits to suppliers                                   18,478             -
Value added tax recoverable                             83,419             -
Others                                                 149,310         1,209
                                                   -----------     ---------

                                                       393,763        73,673
                                                   ===========     =========


Note 3 - Inventories
                                                   December 31,    December 31,
                                                       2000           1999
                                                   ------------   --------------
                                                        US$            US$

Merchandise                                            780,798       131,365
                                                   ===========     =========


Note 4 - Property, Plant and Equipment, net

     Property, plant and equipment consists of:
                                                    December 31,    December 31,
                                                        2000           1999
                                                    ------------   -------------
                                                         US$            US$

Leasehold improvements                                 313,478       221,408
Motor vehicles                                         126,733        14,300
Office equipment                                       117,141         4,704
                                                   -----------    ----------
                                                       557,352       240,412
Less accumulated depreciation                           80,801         4,824
                                                   -----------    ----------

                                                       476,551       235,588
                                                   ===========    ==========

     Depreciation charged to operations was US$75,977 and US$4,824 for the year ended December 31, 2000 and for the period from August 16, 1999 to December 31, 1999, respectively.

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Due from and to affiliates

     The majority owner of the Company owns minority equity interests in several other companies including Guangdong Gosun Communication Development Company Limited ("GGCD"), Shanghai Gosun Network Science & Technology Co., Ltd. ("SGNST") and Guangdong Gosun Internet Information Industry Co. Ltd. ("GGIII").

     The following is a summary of balances with the affiliated companies:

                                                               December 31,       December 31,
                                                                  2000               1999
                                                              -------------      --------------
Due from affiliates:                                               US$                US$
Guangdong Gosun Communication Development Company Limited
  ("GGCD")                                                        244,793             110,859
Shanghai Gosun Network Science & Technology Co., Ltd.
  ("SGNST")                                                        68,986                   -
Guangdong Gosun Internet Information Industry Co., Ltd.
  ("GGIII")                                                       451,691                   -
Dongguan Gosun Network Science & Technology Co., Ltd.
  ("DGNST")                                                       171,849                   -
                                                              -------------      --------------

                                                                  937,319             110,859
                                                              =============      ==============

                                                               December 31,       December 31,
                                                                  2000               1999
                                                              -------------      --------------
Due to affiliates:                                                 US$                US$

Guangdong Gosun Communication Development Company Limited
  ("GGCD")                                                              -             120,773
Guangdong Gosun Internet Information Industry Co., Ltd.
  ("GGIII")                                                        17,448                   -
                                                              -------------      --------------

                                                                   17,448             120,773
                                                              =============      ==============

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Due from and to affiliates - Continued

      GGCD operates a paging service in Guangzhou, PRC. The Company earned agency service income from GGCD for the provision of services to their subscribers by way of facilitating accounts opening and collection of subscriber fees. The agency service income earned was US$774,398 and US$52,000 for the periods from January 1, 2000 to December 31, 2000 and from August 16, 1999 to December 31, 1999, respectively. The amounts due from GGCD represent unpaid agency fees and expenses paid on behalf of GGCD to be recovered. The amount due to GGCD as of December 31, 1999 represents temporary cash advance obtained from GGCD and has been fully repaid in the year 2000.

      SGNST is an ISP in Shanghai, PRC, established in late 2000. It shares office space and staff with Shanghai Chain Operation. For the year ended December 31, 2000, operating expenses in the amount of US$53,247 was charged to SGNST on an equal sharing basis.

      GGIII operates an ISP business. The Company acquired internet network cards from GGIII amounting to US$39,146 as merchandise for resale during the year. The amount due to GGIII represents unpaid purchase cost. The amount due from GGIII represents temporary cash advances. On December 31, 2000 an agreement was signed between the Company and GGIII whereby interest at the Renminbi interbank borrowing rate will be charged as from January 1, 2001 on the cash advance and the entire balance will become due on September 30, 2001.

      DGNST is a company jointly established by Guangdong Chain Operation and GGIII on January 11, 2001 of which Guangdong Chain Operation owns 49%. An amount of RMB490,000, equivalent to US$59,179, was advanced to DGNST in December 2000 for capital contribution. In addition, inventories totalling US$60,328 were sold to DGNST. The amounts due from DGNST represent funds held for capital contribution, outstanding purchase price of inventories and expenses paid on behalf of DGNST to be recovered.


Note 6 - Amount Due to Stockholder

      Amount due to stockholder represents cash advanced from a stockholder. The amount due is interest-free, unsecured and without fixed terms of repayment.


Note 7 - Note Payable

      As described in Note 1, Guangdong Chain Operation acquired inventories from GPGCTD at a consideration of RMB3,554,848, equivalent to US$429,330, which was an agreed upon price determined by both parties and which approximated the market values of the inventories as at dates of acquisition. The purchase consideration was satisfied by an interest-free and unsecured note payable to GPGCTD of that amount and it was fully repaid in May 2000. GPGCTD, which had since been dissolved, had been a trading arm of the Guangdong provincial government. The senior management of Guangdong Chain Operation had been members of the senior management of GPGCTD.

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Short Term Bank Loans

      Short term loans are obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:

                              Outstanding            Prevailing        Maturity
      December 31, 2000        principal            interest rate        date
                          -----------------------   -------------   ---------------
                                        US$
                             RMB     equivalent
Loan 1                    2,000,000    241,546          5.115%       March 25, 2001
Loan 2                    2,000,000    241,546          5.3625%     August 20, 2001
                          ---------    -------

                          4,000,000    483,092
                          =========    =======

      Loan interest charged to operations for the year ended December 31, 2000 was US$9,938.


Note 9 - Other Payables and Accrued Expenses

                                               December 31,         December 31,
                                                  2000                 1999
                                              -------------        ------------
                                                   US$                 US$

Security deposits from staff                     139,007                     -
Security deposits from sub-agents                162,591                     -
Deposits received from suppliers                  30,193                     -
Advances from customers                           75,305
Temporary loans from staff                       224,420                     -
Accrued expenses                                 114,778                42,719
Temporary advance from GPGCTD                          -               241,546
Value added tax payable                           20,349                     -
Accrued office renovation costs                   67,745               156,020
Others                                           102,317                11,329
                                               ------------         -----------

                                                 936,705               451,614
                                               ============         ===========

      The security deposits from staff and sub-agents, deposits received from suppliers, advances from customers and temporary loans from staff are interest-free.

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Income Taxes

      Income is subject to tax in the countries in which the Company and its subsidiaries operate. The standard enterprise income tax rate in PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. The Company and its subsidiaries are in different stages of enjoying the above tax incentive program.

      Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                     December 31,  December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                          US$          US$

Deferred tax assets
    Net operating loss carry forwards in PRC             26,527             -
    Pre-operating expenses written off                    7,223             -
    Accrued expenses                                      7,871             -
    Depreciation                                         15,028             -
                                                     ------------  ------------
Total deferred tax assets                                56,649             -
    Valuation allowance for net deferred tax assets     (56,649)            -
                                                     ------------  ------------

Net deferred tax assets                                       -             -
                                                     ============  ============

     The principal differences between taxes on income computed at the applicable statutory income tax rates and recorded income tax expenses are as follows:

                                                  January 1,        August 16,
                                                     2000              1999
                                                      To                to
                                                 December 31,      December 31,
                                                     2000              1999
                                                --------------    -------------


PRC statutory tax rates applied to income before
  income taxes                                        38,534         (12,210)
Changes in valuation allowance                        44,439          12,210
Income tax incentive program                         (82,847)              -
Others                                                  (126)              -
                                                  ------------     ------------

                                                           -               -
                                                 =============     ============

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Restrictions on Retained Earnings in PRC

      According to PRC regulations, all PRC entities are required to appropriate 10% of its net income after income taxes to the statutory surplus reserve, and 5% to 10% of its net income after income taxes to the statutory staff welfare fund. Under PRC accounting principles, both appropriations must be made before the distribution of dividends. The statutory surplus reserve is non-distributable in nature but can be used to offset previous years' losses or be converted into paid-in capital. The statutory staff welfare fund is also non-distributable and can be used only for the collective benefit of employees such as the construction of dormitories, cafeteria and other employee welfare facilities. Both reserves are to be classified as retained earnings in the financial statements. As of December 31, 2000, the Company has not made any appropriations to the reserves from retained earnings.


Note 12 - Commitments and Contingencies

      Lease Commitments

      Future minimum lease payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

                                                                          US$

Year ending December 31,
    2001                                                                 459,891
    2002                                                                 434,573
    2003                                                                 276,588
    2004                                                                 193,354
    2005 and thereafter                                                   61,643
                                                                      ----------

                                                                       1,426,049
                                                                      ==========

      Rental expense was US$362,254, and US$13,264 for the year ended December 31, 2000 and the period from August 16, 1999 to December 31, 1999, respectively.

      There are no other material commitments and contingencies as of December 31, 2000.

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Financial Information of Holmes Microsystems, Inc.

      As discussed in Note 1, Holmes entered into an acquisition agreement with GD Gosun on January 12, 2001. This acquisition was accounted for as a reverse merger with GD Gosun as the acquirer for accounting purposes. The information presented below is that of Holmes prior to the reverse merger. Holmes changed its fiscal year end from January 31 to December 31 to conform with GD Gosun's.

      Balance Sheets

                                     ASSETS
                                                               December 31,   January 31,
                                                                   2000          2000
                                                               ------------   -----------
                                                                   US$            US$
Current assets                                                            -             -
                                                               ------------   -----------
Total current assets                                                      -             -
                                                               ============   ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                 34,186        30,383
                                                               ------------   -----------
Total current liabilities                                            34,186        30,383
                                                               ------------   -----------

Stockholders' deficit
    Preferred stock series A, par value US$0.001 per share;
       100,000 shares authorized; 3,750 (1999: 3,750) shares
       issued and outstanding                                             4             4
    Preferred stock series B, par value US$0.001 per share;
       5,000 shares authorized; nil  (1999: nil) shares issued
       and outstanding                                                    -             -
    Common stock, par value US$0.001 per share; 49,000,000
       shares authorized; 1,171,285 (1999: 1,171,285) shares
       issued and outstanding                                         1,171         1,171
    Additional paid in capital                                    5,001,730     5,001,730
    Accumulated losses                                           (5,001,104)   (5,001,104)
    Accumulated losses during the development stage                 (35,987)      (32,184)
                                                               ------------   -----------
                                                                    (34,186)      (30,383)
                                                               ------------   -----------

Total liabilities and stockholders' deficit                               -             -
                                                               ============   ===========

                        GOSUN COMMUNICATION LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Financial Information of Holmes Microsystems, Inc. - Continued

      Statements of Income

                                             February 1, 2000   February 1, 1999
                                                     to                 to
                                             December 31, 2000  January 31, 2000
                                             -----------------  ----------------
                                                    US$                 US$

Revenue                                                    -                  -

Cost of sales                                              -                  -
                                               --------------      -------------

Gross profit                                               -                  -

General and administrative expenses                    3,803             32,184
                                               --------------      -------------

Operating loss before income taxes                    (3,803)           (32,184)

Income taxes                                               -                  -
                                               --------------      -------------

Net loss                                              (3,803)           (32,184)
                                               ==============      =============


Loss per share
- basic and diluted                                    (0.00)             (0.03)
                                               ==============      =============

Weighted average common shares outstanding
- basic and diluted                                1,171,285          1,171,285
                                               ==============      =============

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Financial Information of Holmes Microsystems, Inc. - Continued

     Statements of Stockholders' Deficit

                                                                                                                    Additional
                                                                                                                     paid in
                                           Preferred stock - A      Preferred stock - B         Common stock         capital
                                         ------------------------   --------------------   ----------------------- -------------
                                            Shares      Amount       Shares    Amount        Shares      Amount
                                                          US$                    US$                       US$         US$
Balance, February 1, 1999                     7,500        8           840        1           480,515       481      4,389,904
Conversion of 840 shares of preferred
   stock, January 31, 2000                        -        -          (840)      (1)           29,400        29            (28)
Conversion of debt for 20,600 shares
   of common stock, January 31, 2000              -        -             -        -            20,600        20         83,980
Common stock issued for assumption of
   debt, January 31, 2000                         -        -             -        -           593,711       594        385,704
Common stock issued for cancellation
   of debt, January 31, 2000                      -        -             -        -            17,000        17        140,396
Issuance of 30,000 shares of common
   stock for services, January 31,                -        -             -        -            30,000        30          1,770
   2000
Cancellation of stock                        (3,750)      (4)            -        -                 -         -              4
Fractional shares issued                          -        -             -        -                59         -              -
Net loss for the year ended January
   31, 2000                                       -        -             -        -                 -         -              -

                                         ---------- --------      --------  -------       ----------- ---------  -------------
Balance, January 31, 2000                     3,750        4             -        -         1,171,285     1,171      5,001,730

Net loss for the eleven months ended
    December 31, 2000                             -        -             -        -                 -         -              -
                                         ---------- --------      --------  -------       ----------- ---------  -------------
Balance, December 31, 2000                    3,750        4             -        -         1,171,285     1,171      5,001,730
                                         ==========  ========     ========  =======       =========== =========  =============

                                                                Accumulated
                                                                   losses
                                                                 during the
                                                Accumulated     development
                                                  losses           stage         Total
                                               --------------  -------------- ------------

                                                   US$             US$           US$
Balance, February 1, 1999                       (5,001,104)             -      (610,710)
Conversion of 840 shares of preferred
   stock, January 31, 2000                               -              -             -
Conversion of debt for 20,600 shares
   of common stock, January 31, 2000                     -              -        84,000
Common stock issued for assumption of
   debt, January 31, 2000                                -              -       386,298
Common stock issued for cancellation
   of debt, January 31, 2000                             -              -       140,413
Issuance of 30,000 shares of common
   stock for services, January 31,                       -              -         1,800
   2000
Cancellation of stock                                    -              -             -
Fractional shares issued                                 -              -             -
Net loss for the year ended January
   31, 2000                                              -        (32,184)      (32,184)
                                            --------------   ------------  ------------
Balance, January 31, 2000                       (5,001,104)       (32,184)      (30,383)

Net loss for the eleven months ended
    December 31, 2000                                    -         (3,803)       (3,803)
                                            --------------   ------------  ------------
Balance, December 31, 2000                      (5,001,104)       (35,987)      (34,186)
                                            ==============   ============  ============

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Financial Information of Holmes Microsystems, Inc. - Continued

       Statements of Cash Flows

                                                                    February 1, 2000      February 1, 1999
                                                                           to                    to
                                                                    December 31, 2000     January 31, 2000
                                                                    -----------------     ----------------
                                                                           US$                  US$
Cash flows from operating activities
   Net loss                                                              (3,803)              (32,184)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
        Common stock issued for services                                      -                 1,800
        Increase (decrease) from changes in
           Accounts payable                                               3,803                30,384
                                                                    -----------           -----------
Net cash provided by operating activities                                     -                     -
                                                                    -----------           -----------

Cash flows from investing activities                                          -                     -
                                                                    -----------           -----------
Net cash used in investing activities                                         -                     -
                                                                    -----------           -----------

Cash flows from financing activities                                          -                     -
                                                                    -----------           -----------
Net cash provided by financing activities                                     -                     -
                                                                    -----------           -----------

Net increase (decrease) in cash and cash equivalents                          -                     -
Cash and cash equivalents, beginning of period                                -                     -
                                                                    -----------           -----------
Cash and cash equivalents, end of period                                      -                     -
                                                                    ===========           ===========

Supplemental disclosure of cash flow information
  Interest paid                                                               -                     -
  Income taxes paid                                                           -                     -

Supplemental disclosure of significant non-cash transactions
  Issuance of 20,600 shares of common stock in payment of
     liabilities                                                              -                84,000
  Issuance of 593,711 shares of common stock to settle or
     assume of liabilities                                                    -               386,298
  Issuance of 17,000 shares of common stock to cancel debts                   -               140,413
  Issuance of 30,000 shares of common stock for services
     rendered                                                                 -                 1,800
  Issuance of 29,400 shares of common stock upon the
     conversion of 840 preferred stocks                                       -                     1
  Cancellation of 3,750 shares of preferred stock                             -                     4
                                                                    ===========           ===========

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Financial Information of Holmes Microsystems, Inc. - Continued

     Capital Stock

     (a)    Common Stock

            During January 2000, the Company completed a 1 for 100 reverse stock split. An additional 59 common shares were issued as fractional shares due to rounding up to the next whole share.

            During January 2000, the Company issued 29,400 shares of common stock in exchange for 840 shares of preferred stock.

            During January 2000, the Company issued 20,600 shares of common stock for cancellation of note in the amount of US$84,000.

            During January 2000, the Company issued 593,711 shares of common stock to an officer/shareholder for assumption and settlement of the Company's judgements from prior operations in the amount of US$386,798.

            During January 2000, the Company issued 30,000 shares of common stock to an individual for service rendered valued at US$1,800.

            During January 2000, the Company issued 17,000 shares of common stock to an cancellation of notes payable totaling US$140,413.

            During January 2000, a shareholder of the Company contributed to the Company 3,750 shares Series A preferred stock. The shares were immediately cancelled.

     (b)    Option Plan Program

            In December 2000, the Board of Directors reserved 2,000,000 shares of common stock under its 2000 Stock Option/Stock Issuance Plan (the "2000 Plan").

            The 2000 Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed, or may contribute in the future, to the success of the Company. It is designed to aid the Company in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is further designed to attract and retain the best available personnel for service as directors of the Company, whether or not such individuals may otherwise be employees. It is also designed to permit the Company to reward those consultants or other independent advisors who are not employees but who are perceived by management as having contributed to the success of the Company or who are important to the continued business and operations of the Company.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13 - Financial Information of Holmes Microsystems, Inc. - Continued

            Capital Stock - Continued

            (b)   Option Plan Program - Continued

            Under the terms of the 2000 Plan, options may be granted at fair market value on the exercise date as determined by the Plan Administrator. No options shall have a term in excess of ten years measured from the option grant date. None of these options were exercised, forfeited, or expired during the year ended December 31, 2000.