Form 10QSB
period 2001-03-31
GOSUN COMMUNICATIONS LTD INC
filed 2001-05-21
CIK 832100

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______ to _______.

                            Commission file number:

                        GOSUN COMMUNICATIONS LTD., INC.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

             Texas                                           91-1939829
             -----                                           ----------
  (State or other jurisdiction of                           (IRS Employer
  Incorporation or organization)                          Identification No.)

                       80 Zhong Shan Er Road Guangzhou,
                                 China 510080
                                    T5J 5HJ
                                 ------------
                   (Address of principal executive offices)

                              011-86-208-387-9773
              --------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        ---------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of March 31, 2001, there were 17,773,650 shares of common stock issued and outstanding.

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                        GOSUN COMMUNICATIONS LTD., INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                  Page

Consolidated Balance Sheets                                        7
Consolidated Statements of Income                                  8
Consolidated Statements of Stockholders' Equity                    9
Consolidated Statements of Cash Flows                             10
Notes to Consolidated Financial Statements                       11 - 14

                        GOSUN COMMUNICATIONS LTD., INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS


                                                                                   March 31,           December 31,
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                      US$                  US$
Current assets
    Cash and cash equivalents                                                          80,643              158,927
    Accounts receivable                                                               289,252              152,498
    Advances to suppliers                                                             526,951              224,019
    Other receivables                                                                 593,583              393,763
    Income tax recoverable                                                                  -                4,272
    Inventories                                                                     1,190,958              780,798
    Amounts due from affiliates                                                     1,216,748              937,319
                                                                                -----------------    -----------------
Total current assets                                                                3,898,135            2,651,596

Investment in an equity investee                                                       57,196                    -
Advance capital contribution                                                                -               59,179
Deposits                                                                              237,192              199,746
Property, plant and equipment, net                                                    509,805              476,551
                                                                                -----------------    -----------------

Total assets                                                                        4,702,328            3,387,072
                                                                                =================    =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                1,347,881              725,049
    Accrued employee compensation and benefits                                         19,239               34,500
    Other payables and accrued expenses                                               949,944              936,705
    Income tax payable                                                                 31,686                    -
    Amounts due to affiliates                                                          61,824               17,448
    Short term bank loans                                                           1,086,956              483,092
                                                                                ----------------    ------------------
Total current liabilities                                                           3,497,530            2,196,794

Amount due to stockholder                                                             104,469              156,401
                                                                                ----------------    ------------------
Total liabilities                                                                   3,601,999            2,353,195
                                                                                ----------------    ------------------

Commitments and contingencies

Stockholders' equity

    Preferred stock series A, par value US$0.001 per share;
       100,000 shares authorized; no shares issued and
       outstanding                                                                          -                    -
    Preferred stock series B, par value US$0.001 per share;
       5,000 shares authorized, no shares issued and outstanding                            -                    -
    Common stock, par value US$0.001 per share; 49,000,000
       shares authorized; 30,244,284 (2000: 16,973,650) shares
       issued and outstanding                                                          30,244               16,974
    Additional paid in capital                                                        891,946              876,746
    Retained earnings                                                                 139,373               89,847
                                                                                ----------------    ------------------
                                                                                    1,061,563              983,567
                                                                                ----------------    ------------------
Minority interests                                                                     51,236               50,310
                                                                                ----------------    ------------------

Total liabilities and stockholders' equity                                          4,702,328            3,387,072
                                                                                ================    ==================

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                       January 1, 2001            January 1, 2000
                                                                              to                        to
                                                                       March 31, 2001             March 31, 2000
                                                                  --------------------------  ------------------------
                                                                             US$                        US$
Revenue
  Sales of cellular phones and pagers, net                                  6,218,133                  1,930,204
  Sales of smart cards                                                      3,591,035                          -
  Agency service                                                              362,138                    343,929
                                                                       --------------             --------------
                                                                           10,171,306                  2,274,133
                                                                       --------------             --------------

Cost of revenue
  Cost of cellular phones and pagers                                        6,003,607                  1,724,583
  Cost of smart cards                                                       3,337,307                          -
  Agency service                                                               36,455                     47,629
                                                                       --------------             --------------

                                                                            9,377,369                  1,772,212
                                                                       --------------             --------------

Gross profit                                                                  793,937                    501,921

Other operating income, net                                                    50,020                     10,329
                                                                       --------------             --------------
                                                                              843,957                    512,250

Selling expenses                                                              494,294                    249,885
General and administrative expenses                                           243,768                    172,028
                                                                       --------------             --------------

Operating income                                                              105,895                     90,337
                                                                       --------------             --------------

Other income (expenses)
  Interest income                                                                 686                        478
  Interest expenses                                                           (20,024)                      (577)
  Share of loss of an equity investee                                          (1,983)                         -
                                                                       --------------             --------------

Total other expenses, net                                                     (21,321)                       (99)
                                                                       --------------             --------------

Income before income taxes and minority interest                               84,574                     90,238
Income taxes                                                                   34,122                          -
Minority interests                                                                926                          -
                                                                       --------------             --------------

Net income                                                                     49,526                     90,238
                                                                       ==============             ==============

Earnings per share
- basic and diluted                                                              0.00                       0.01
                                                                       ==============             ==============

Weighted average common shares outstanding
- basic and diluted                                                        17,773,650                 16,973,650
                                                                       ==============             ==============

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                         Additional                       Total
                                                                Common Stock              paid in          Retained    stockholders'
                                                          Shares           Amount         capital          earnings       equity
                                                         ----------       --------      -----------       ----------   -------------
                                                             US$             US$             US$             US$             US$
Balance, December 31, 2000                               16,973,650         16,974         876,746          89,847       983,567
    Options exercised                                       800,000            800          15,200               -        16,000
    Net income for the quarterly period ended
      March 31, 2001                                              -              -               -          49,526        49,526
                                                         ----------       --------       ---------        --------     ---------

Balance, March 31, 2001                                  17,773,650         17,774         891,946         139,373     1,049,093
                                                         ==========       ========       =========        ========     =========

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              January 1, 2001            January 1, 2000
                                                                                     to                         to
                                                                              March 31, 2001             March 31, 2000
                                                                            ------------------        -------------------
                                                                                    US$                        US$
Cash flows from operating activities
   Net income                                                                      49,526                   90,238
   Adjustments to reconcile net income to
     net cash used in operating activities
        Depreciation                                                               27,501                      845
        Unparticipated loss of an equity investee                                   1,983                        -
        Minority interests                                                            926                        -
        Increase (decrease) from changes in
           Accounts receivable                                                   (136,754)                 (36,428)
           Advances to suppliers                                                 (302,932)                   5,993
           Other receivables and deposits                                        (237,266)                (112,107)
           Income tax recoverable                                                   4,272                        -
           Inventories                                                           (410,160)                 (12,089)
           Amounts due from affiliates                                           (279,429)                (327,977)
           Accounts payable                                                       622,832                  413,486
           Accrued employee compensation and benefits                             (15,261)                  (2,582)
           Other payables and accrued expenses                                     13,239                  397,094
           Income tax payable                                                      31,686                        -
           Note payable                                                                 -                 (133,399)
                                                                           --------------             ------------
Net cash provided by (used in) operating activities                              (629,837)                 283,074
                                                                           --------------             ------------
Cash flows from investing activities
  Acquisition of property, plant and equipment                                    (60,755)                 (10,943)
                                                                           --------------             ------------
Net cash used in investing activities                                             (60,755)                 (10,943)
                                                                           --------------             ------------
Cash flows from financing activities
  Advances from (repayment to) affiliates, net                                     44,376                 (128,994)
  Proceeds from issuing common stock                                               16,000                        -
  Repayment to stockholder                                                        (51,932)                       -
  Proceeds from short term bank loans                                             845,411                        -
  Repayment of short term bank loans                                             (241,547)                       -
                                                                           --------------             ------------
Net cash provided by financing activities                                         612,308                 (128,994)
                                                                           --------------             ------------

Net increase (decrease) in cash and cash equivalents                              (78,284)                 143,137
Cash and cash equivalents, beginning of period                                    158,927                  290,493
                                                                           --------------             ------------
Cash and cash equivalents, end of period                                           80,643                  433,630
                                                                           ==============             ============

Supplemental disclosure of cash flow information
  Interest paid                                                                    20,024                      577
  Income taxes paid                                                                     -                        -

Supplemental disclosure of significant non-cash transactions
  Acquisition of inventories satisfied by a note payable                                -                  295,930
                                                                           ==============             ============

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended March 31, 2001 and
                              2000 is unaudited)


Note 1 - Basis of Financial Statement Presentation

      Organization

      Gosun Communications Ltd., Inc. ("GOSUN" or "the Company") was organized under the laws of the State of Texas on January 20, 1998, under the name of Blackwing Corporation. On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse acquisition. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corporation changed its name to Holmes Microsystems, Inc. ("Holmes") and the original Holmes Microsystems, Inc. which was then a wholly owned subsidiary, was dissolved.

      On January 12, 2001, the shareholders of Holmes entered into an exchange agreement with the equity owners of Guangdong Gosun Communication Equipment Sales Co, Ltd. ("GD Gosun"). Pursuant to the exchange agreement, the GD Gosun equity owners transferred all of their equity interests in GD Gosun to Holmes in exchange for 89% of the issued and outstanding shares of Holmes after giving effect to the share exchange. The exchange agreement resulted in the equity owners of GD Gosun obtaining a majority voting interest in Holmes and GD Gosun was treated as the acquiring entity in the transaction for accounting purposes according to generally accepted accounting principles. The reverse acquisition process utilized the capital structure of Holmes and the assets and liabilities of GD Gosun were recorded at predecessor cost. Being the continuing operating entity, the historical financial statements of GD Gosun prior to December 31, 2000 are included for financial reporting purposes. The financial year end date of Holmes has also been changed from January 31 to December 31 effective from the financial year ended December 31, 2000. As part of this transaction, Holmes Microsystems, Inc. changed its name to Gosun Communications Ltd., Inc.

      Basis of Presentation

      The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 2000. The Company follows the same accounting policies in preparation of interim reports.

      Results of operations for the interim periods are not necessarily indicative of annual results.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended March 31, 2001 and
                              2000 is unaudited)


Note 1 - Basis of Financial Statement Presentation - Continued

      Business Conducted

      The principal activities of the Company and its subsidiaries are the retail sale and distribution of telecommunication equipment including cellular phones, pagers, cellular phone smart cards and value-refill smart cards, and acting as an agent of cellular and paging services providers. The Company is a primary agent of an affiliate, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation, one of two exclusive cellular communications providers in the PRC. As of March 31, 2001, the Company has nineteen directly owned chain stores operating in the PRC.

Note 2 - Inventories

      Inventories represent purchased finished goods and are stated at the lower of cost or market.

Note 3 - Investment in an Equity Investee

      Dongguan Gosun Network Science & Technology Co. Ltd. ("DGNST") is a company incorporated in Dongguan, PRC. It is jointly established by the Company and an affiliate, Guangdong Gosun Internet Information Industry Co., Ltd. on January 11, 2001 and is owned as to 49% by the Company. DGNST is engaged in retailing of telecommunication equipment and operating ISP business.


Note 4 - Short Term Bank Loans

      Short term loans are obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:

                                                 Outstanding                      Prevailing             Maturity
                                                  Principal                      interest rate             date
                                    --------------------------------------     ------------------   -------------------
                                          RMB                 US$
                                                           equivalent
         March 31, 2001

Loan 1                                 5,000,000             603,864                6.435%            July 19, 2001
Loan 2                                 2,000,000             241,546                5.3625%          August 20, 2001
Loan 3                                 2,000,000             241,546                5.3625%           March 14, 2002
                                    -----------------    -----------------

                                       9,000,000            1,086,956
                                    =================    =================

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended March 31, 2001 and
                              2000 is unaudited)


Note 4 - Short Term Bank Loans - Continued

                                                 Outstanding                      Prevailing             Maturity
                                                  principal                      interest rate             date
                                    --------------------------------------     ------------------   -------------------
                                          RMB              US$ equivalent
       December 31, 2000

Loan 1                                 2,000,000             241,546                 5.115%           March 25, 2001
Loan 2                                 2,000,000             241,546                5.3625%          August 20, 2001
                                    -----------------    -----------------

                                       4,000,000             483,092
                                    =================    =================

Note 5 - Income Taxes

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

     Significant components of the Company's estimated deferred tax assets and liabilities as of March 31 2001 and December 31, 2000 are as follows:

                                                                                      March 31,         December 31,
                                                                                        2001                2000
                                                                                    --------------    ---------------
                                                                                         US$                US$
Deferred tax assets (liabilities)
    Net operating loss carry forwards in PRC                                              22,715             26,527
    Pre-operating expenses                                                                 7,163              7,223
    Accrued expenses                                                                      (1,033)             7,871
    Property and equipment                                                                16,426             15,028
    Inventory reserves                                                                     5,580                  -
    Accrued income                                                                        (7,383)                 -
                                                                                    --------------    ---------------
Net deferred tax assets                                                                   43,468             56,649
    Valuation allowance for net deferred tax assets                                      (43,468)           (56,649)
                                                                                    --------------    ---------------

Net deferred tax assets                                                                        -                  -
                                                                                    ==============    ===============

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended March 31, 2001 and
                              2000 is unaudited)


 Note 5 - Income Taxes - Continued

      The principal differences between taxes on income computed at the applicable statutory income tax rates and recorded income tax expenses are as follows:

                                                                                      January 1,           January 1,
                                                                                         2001                 2000
                                                                                         to                   to
                                                                                       March 31,            March 31,
                                                                                         2001                 2000
                                                                                    --------------       --------------
PRC statutory tax rates applied to income before
  income taxes                                                                          27,910              29,779
Changes in valuation allowance                                                         (13,181)                  -
Income tax incentive program                                                                 -             (29,779)
Prior year's under accrual                                                              18,739                   -
Others                                                                                     654                   -
                                                                                    --------------      --------------

                                                                                        34,122                   -
                                                                                    ==============      ==============

Note 6  - Commitments and Contingencies

      Lease Commitments

      Future minimum lease payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

                                                                        US$

Nine months ending December 31, 2001                                  286,927
Year ending December 31,
    2002                                                              328,362
    2003                                                              231,606
    2004                                                              167,029
    2005 and thereafter                                                23,646
                                                                 -------------

                                                                    1,037,570
                                                                 =============

     Other contingencies

     The Company is a guarantor for an affiliate, Guangdong Gosun Communication Development Company Limited, in respect of a bank loan granted amounting to RMB5,000,000, equivalent to US$603,865.

                         Gosun Communications Ltd Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

      Organization

      Gosun Communications Ltd., Inc. ("GOSUN" or "the Company") was organized under the laws of the State of Texas on January 20, 1998, under the name of Blackwing Corporation. On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse acquisition. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corporation changed its name to Holmes Microsystems, Inc. ("Holmes") and the original Holmes Microsystems, Inc. which was then a wholly owned subsidiary, was dissolved.

      On January 12, 2001, the shareholders of Holmes entered into an exchange agreement with the equity owners of Guangdong Gosun Communication Equipment Sales Co, Ltd. ("GD Gosun"). Pursuant to the exchange agreement, the GD Gosun equity owners transferred all of their equity interests in GD Gosun to Holmes in exchange for 89% of the issued and outstanding shares of Holmes after giving effect to the share exchange. The exchange agreement resulted in the equity owners of GD Gosun obtaining a majority voting interest in Holmes and GD Gosun was treated as the acquiring entity in the transaction for accounting purposes according to generally accepted accounting principles. The reverse acquisition process utilized the capital structure of Holmes and the assets and liabilities of GD Gosun were recorded at predecessor cost. Being the continuing operating entity, the historical financial statements of GD Gosun prior to December 31, 2000 are included for financial reporting purposes. The financial year end date of Holmes has also been changed from January 31 to December 31 effective from the financial year ended December 31, 2000. As part of this transaction, Holmes Microsystems, Inc. changed its name to Gosun Communications Ltd., Inc.

     Results of Operations

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2001 and March 31, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Quarterly Report:

                                                    Three-Month Period Ended         Three-Month Period Ended
(U.S. dollars)                                                March 31, 2001                   March 31, 2000
Revenue
     Sales of Cellular Phones and Pagers                          6,218,133                         1,930,204
     Sales of Smart Cards                                         3,591,035                                --
     Agency Service                                                 362,138                           343,929
                                                             --------------                   ---------------
                                                                 10,171,306                         2,274,133

Cost of Revenue
     Cost of Cellular Phones and Pagers                          (6,003,607)                       (1,724,583)
     Cost of Smart Cards                                         (3,337,307)                               --
     Agency Service                                                 (36,455)                          (47,629)
                                                             --------------                   ---------------
                                                                 (9,377,369)                       (1,772,212)

Gross Profit                                                        793,937                           501,921
     Gross Profit Margin                                                  8%                               22%

Other Income                                                         48,723                            10,807
Selling Expenses                                                   (494,294)                         (249,885)
General and Administrative Expenses                                (243,768)                         (172,028)
Financing/Interest Expenses                                         (20,024)                             (577)
                                                             ---------------                  ---------------
Income before Income Taxes                                           84,574                            90,238
Income Taxes                                                        (34,122)                               --
Minority Interest                                                      (926)                               --
                                                             --------------                   ---------------
Net Income (Loss)                                                    49,526                            90,238
                                                             ==============                   ===============

Three-Month Period Ended March 31, 2001 Compared To Three-Month Period Ended March 31, 2000

         Revenue, Cost of Revenue, and Gross Profit Margin

         Total revenue for the three-month period ended March 31, 2001 increased by US$7.9 million or 347% to US$10.2 million, compared to US$2.3 million for the three-month period ended March 31, 2000. The increase in total revenue was primarily the result of the Company's effort on promoting the corporate image in its respective industry as well as strategies to the opening of larger retail stores for attracting customers. For the three-month period ended March 31, 2001, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for one of the two cellular communication providers in the PRC, China Mobile Communications Corporation. Of the total revenue of US$10.2 million for the three-month period ended March 31, 2001, 61.1% was generated from the sales of cellular phones and pagers; 35.3% from the sales of smart cards and 3.6% from agency service. Compared with the total revenue of US$2.3 million for the three-month period ended March 31, 2000, 84.9% was generated from the sales of cellular phones and pagers; none from the sales of smart cards; and 15.1% from agency service.

         As of March 31, 2001, there were 16 stores in the Guangdong Province that generated a total of US$9.6 million in total revenue and 3 stores in Shanghai that generated a total of US$541,000 in total revenue. Comparing to the end of December 2000, there were 17 stores in Guangdong Province and 4 stores in Shanghai. During the three-month period ended March 31, 2001, 3 stores in Guangdong Province and 1 store in Shanghai were closed, but 2 mega stores were opened in Guangdong Province. The management believes that the Company's strategy to open relatively larger store will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

         Total cost of sales of cellular phones and pagers for the three-month period ended March 31, 2001 was US$6.0 million, an increase of 248% over US$1.7 million for the three-month period ended March 31, 2000. Total cost of sales of smart cards for the three-month period ended March 31, 2001 was US$3.3 million, compared to none for the same corresponding period in year 2000. Total cost of providing agency service for the three-month ended March 31, 2001 was US$36,000, compared to US$48,000 for the three-month period ended March 31, 2000, a decrease of 25%. The cost of sales of cellular phones and pagers represented 64% of the total costs of sales for the three-month period ended March 31, 2001, compared to 97% for the same corresponding period in year 2000. Total cost of sales of smart cards approximated 36% of the total costs of sales for the three-month period ended March 31, 2001, compared to none for the same corresponding period in year 2000. And the total cost of providing agency service represented a very minimal amount for the three-month period ended Mach 31, 2001, compared to 3% for the three-month period ended March 31, 2000.

         The 14% decreased in gross profit margin from 22% for the three-month period ended March 31, 2000 to 8% for the three-month period ended March 31, 2001 was the result of the increase in competition of selling cellular phones, pagers and smart cards. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the remaining periods in year 2001. However, management plans to increase the number of mega stores in Guangdong Province as well as in Shanghai and Beijing in order to improve sales revenue. Management also plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones and related products.

         Other Income

         Other income for the three-month period ended March 31, 2001 increased by US$38,000, or 351% to US$49,000, compared to US$11,000 for the three-month ended March 31, 2000. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.

         Selling Expenses

         Selling expenses for the three-month period ended March 31, 2001 increased by US$244,000 or 98% to US$494,000, compared to US$250,000 for the three-month period ended March 31, 2000. The increase was mainly due to the following factors:

          a) Salaries and wages --- Salaries and wages increased by US$131,000, or 98% for the three-month period ended March 31, 2001 to US$264,000, compared to US$133,000 for the three-month period ended March 31, 2000. The increase was mainly due to the increase in salespersons as a result of the increase in number of retail outlets.

          b) Rental expenses --- Rental expenses increased by US$48,000, or 90% for the three-month period ended March 31, 2001 to US$102,000, compared to US$54,000 for the three-month period ended March 31, 2000. The increase was primarily due to the increase of number of retail stores in the later part of year 2000.

         General and Administrative Expenses

         General and administrative expenses for the three-month period ended March 31, 2001 increased by US$72,000 or 42% to US$244,000, compared to US$172,000 for the three-month period ended March 31, 2000. The Company is in its development stage and aims to employ high caliber individual to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

          a) Salaries - Salaries for the three-month ended March 31, 2001 increased by US$59,000 or 239% to US$83,000, compared to US$24,000 for the three-month period ended March 31, 2000. The increase was mainly the result of increase number of administrative staff in the later part of year 2000.

          b) Pre-operating expenses --- Pre-operating expenses increased by US$17,000 for the three-month period ended March 31, 2001, compared to none for the three-month period ended March 31, 2000. The increase was mainly the result of additional stores being opened in the later part of year 2000.

          c) Audit Fee - Audit fee increased by US$11,000 for the three-month period ended March 31, 2001, compared to none for the three-month period ended March 31, 2000. The audit fee was spent on the preparation of an annual audit for the corporate compliance as a listed company.

         Financial Expenses

         Financing expenses was US$20,000 for the three-month period ended March 31, 2001, compared to US$600 for the three-month period ended March 31, 2000. The increase was primarily the result of two short-term bank loans obtained during year 2000 from commercial banks in the PRC for the provision of sufficient working capital.

         Income Taxes

         The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation.

         Minority Interest

         Minority interest of US$930 for the three-month period ended March 31, 2001 was the result of sharing profit of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.

         Net Income

         Net income was US$50,000 for the three-month period ended March 31, 2001, a decrease of US$40,000 or 44% as compared to US$90,000 for the three-month period ended March 31, 2000. The decrease was primarily due to thinner margin on telecommunication products as a result of increase competition.

         Liquidity and Capital Resources

         Cash and cash equivalents were US$81,000 as of March 31, 2001. This represents a decrease of US$78,000 from December 31, 2000. The decrease was primarily due to a negative cash flow from operating activities, which was partially offset by positive cash flow from financing activities of proceeds from short-term bank loans.

         Management believes that the level of financial resources is a significant competitive factor in the cellular phone industry accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits: None.

b)   Reports on Form 8-K: None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOSUN COMMUNICATIONS LTD., INC.


Dated:  May 17, 2001                     By: /s/ Yi-biao Chen
                                            ----------------------------------
                                            Yi-biao Chen
                                            Chairman of the Board