Form 10QSB/A
period 2001-03-31
GOSUN COMMUNICATIONS LTD INC
filed 2001-06-19
CIK 832100

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB 1A

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

        As of March 31, 2001, there were 30,215,373 shares of common stock issued and outstanding.

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


                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                        GOSUN COMMUNICATIONS LTD., INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                  Page

Consolidated Balance Sheets                                        5
Consolidated Statements of Income                                  6
Consolidated Statements of Stockholders' Equity                    7
Consolidated Statements of Cash Flows                              8
Notes to Consolidated Financial Statements                        9 - 12

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

Commitments and contingencies

Stockholders' equity

    Preferred stock series A, par value US$0.001 per share;
       100,000 shares authorized; no shares issued and
       outstanding                                                                          -                    -
    Preferred stock series B, par value US$0.001 per share;
       5,000 shares authorized, no shares issued and outstanding                            -                    -
    Common stock, par value US$0.001 per share; 49,000,000
       shares authorized; 30,215,373 (2000: 28,855,805) shares
       issued and outstanding                                                          30,215               28,855
    Additional paid in capital                                                      1,049,805              864,865
    Retained earnings                                                                 139,373               89,847
                                                                                ----------------    ------------------
                                                                                    1,061,563              983,567
                                                                                ----------------    ------------------
Minority interests                                                                     51,236               50,310
                                                                                ----------------    ------------------

Total liabilities and stockholders' equity                                          4,702,328            3,387,072
                                                                                ================    ==================

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                       January 1, 2001            January 1, 2000
                                                                              to                        to
                                                                       March 31, 2001             March 31, 2000
                                                                  --------------------------  ------------------------
                                                                             US$                        US$
Revenue
  Sales of cellular phones and pagers, net                                  6,218,133                  1,930,204
  Sales of smart cards                                                      3,591,035                          -
  Agency service                                                              362,138                    343,929
                                                                       --------------             --------------
                                                                           10,171,306                  2,274,133
                                                                       --------------             --------------

Cost of revenue
  Cost of cellular phones and pagers                                        6,003,607                  1,724,583
  Cost of smart cards                                                       3,337,307                          -
  Agency service                                                               36,455                     47,629
                                                                       --------------             --------------

                                                                            9,377,369                  1,772,212
                                                                       --------------             --------------

Gross profit                                                                  793,937                    501,921

Other operating income, net                                                    50,020                     10,329
                                                                       --------------             --------------
                                                                              843,957                    512,250

Selling expenses                                                              494,294                    249,885
General and administrative expenses                                           243,768                    172,028
                                                                       --------------             --------------

Operating income                                                              105,895                     90,337
                                                                       --------------             --------------

Other income (expenses)
  Interest income                                                                 686                        478
  Interest expenses                                                           (20,024)                      (577)
  Share of loss of an equity investee                                          (1,983)                         -
                                                                       --------------             --------------

Total other expenses, net                                                     (21,321)                       (99)
                                                                       --------------             --------------

Income before income taxes and minority interest                               84,574                     90,238
Income taxes                                                                   34,122                          -
Minority interests                                                                926                          -
                                                                       --------------             --------------

Net income                                                                     49,526                     90,238
                                                                       ==============             ==============

Earnings per share
- basic and diluted                                                              0.00                       0.00
                                                                       ==============             ==============

Weighted average common shares outstanding
- basic and diluted                                                        30,215,373                 28,855,205
                                                                       ==============             ==============

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                  (Restated)

                                                                                         Additional                       Total
                                                                Common Stock              paid in          Retained    stockholders'
                                                          Shares           Amount         capital          earnings       equity
                                                         ----------       --------      -----------       ----------   -------------
                                                             US$             US$             US$             US$             US$
Balance, December 31, 2000                               28,855,205         16,974         876,746          89,847       983,567
    Fractional Shares Issues                                    168
    Options exercised                                     1,360,000          1,360          19,640               -        16,000
    Net income for the quarterly period ended
      March 31, 2001                                              -              -               -          49,526        49,526
                                                         ----------       --------       ---------        --------     ---------
Balance, March 31, 2001                                  30,215,373         30,215         879,505         139,373     1,049,093
                                                         ==========       ========       =========        ========     =========

            See accompanying notes to the consolidated statements.

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
                                    =================    =================

NOte 5 - Capital Stock

      During February 2001, the Company completed a 1 for 1.7 forward split. An additional 168 common shares were issued as fractional shares due to rounding up to the next whole share. These financial statements have been retro-actively re-stated to reflect the change.

Note 6 - Income Taxes

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


 Note 6 - Income Taxes - Continued

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

Note 7  - Commitments and Contingencies

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

                                         GOSUN COMMUNICATIONS LTD., INC.


Dated:  June 8, 2001                     By: /s/ Yi-biao Chen
                                            ----------------------------------
                                            Yi-biao Chen
                                            Chairman of the Board