Form 10QSB
period 2001-06-30
GOSUN COMMUNICATIONS LTD INC
filed 2001-08-20
CIK 832100

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

                            Commission file number:

                        GOSUN COMMUNICATIONS LTD., INC.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

               Texas                                             91-1939829
               ------                                            ----------
    (State or other jurisdiction of                             (IRS Employer
    Incorporation or organization)                           Identification No.)

                       80 Zhong Shan Er Road Guangzhou,
                                 China 510080
                                   T5J 5HJ
                                   -------
                   (Address of principal executive offices)

                             011-86-208-387-9773
                 ---------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

       _________________________________________________________________
     (Former name, address and fiscal year, if changed since last report)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of June 30, 2001, there were 30,215,384 shares of common stock issued and outstanding.

                                  FORM 10-QSB
                      GOSUN COMMUNICATIONS LIMITED, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I

ITEM 1.    FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET                                           4

         CONSOLIDATED STATEMENTS OF OPERATIONS                                6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         13

                                    PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  21

SIGNATURES                                                                   22

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


                        GOSUN COMMUNICATIONS LTD., INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                    June 30,           December 31,
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                  (Unaudited)
                                                                                      US$                  US$
Current assets
    Cash and cash equivalents                                                         138,713              158,927
    Accounts receivable                                                               277,061              152,498
    Advances to suppliers                                                             461,794              224,019
    Other receivables                                                                 504,368              393,763
    Income tax recoverable                                                              4,272                4,272
    Inventories                                                                       888,772              780,798
    Amounts due from affiliates                                                     1,562,081              937,319
                                                                                -----------------    -----------------
Total current assets                                                                3,837,061            2,651,596

Investment in an equity investee                                                       65,272                    -
Advance capital contribution                                                                -               59,179
Deposits                                                                              285,405              199,746
Property, plant and equipment, net                                                    481,687              476,551
                                                                                -----------------    -----------------

Total assets                                                                        4,669,425            3,387,072
                                                                                =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                 1,187,820             725,049
    Accrued employee compensation and benefits                                          19,804              34,500
    Other payables and accrued expenses                                                942,748             936,705
    Income tax payable                                                                  36,475                   -
    Amounts due to affiliates                                                          166,984              17,448
    Short term bank loans                                                            1,328,502             483,092
                                                                                 ----------------   ------------------
Total current liabilities                                                            3,682,333           2,196,794

Amount due to stockholder                                                              104,469             156,401
                                                                                 ----------------   ------------------
Total liabilities                                                                    3,786,802           2,353,195
                                                                                 ----------------   ------------------

Commitments and contingencies

Stockholders' equity
    Preferred stock series A, par value US$0.001 per share; 100,000 shares authorized; no shares issued and
       outstanding                                                                           -                   -

    Preferred stock series B, par value US$0.001 per share;
       5,000 shares authorized, no shares issued and outstanding                             -                   -
    Common stock, par value US$0.001 per share; 49,000,000
       shares authorized; 30,215,384 (2000: 28,855,205) shares
       issued and outstanding                                                           30,215              28,855
    Additional paid in capital                                                         879,505             864,865
    (Accumulated losses) Retained earnings                                             (69,419)             89,847
                                                                                 ----------------   ------------------
                                                                                       840,301             983,567
                                                                                 ----------------   ------------------
Minority interests                                                                      42,322              50,310
                                                                                 ----------------   ------------------

Total liabilities and stockholders' equity                                           4,669,425           3,387,072
                                                                                 ================   ==================

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three months ended                  Six months ended
                                                         June 30,                           June 30,
                                              --------------------------------   --------------------------------
                                                  2001              2000             2001              2000
                                              --------------   ---------------   --------------    --------------
Revenue                                              US$              US$               US$               US$
  Sales of cellular phones and pagers, net        5,645,148        2,237,953        11,863,281         4,168,157
  Sales of smart cards                            7,161,973                -        10,753,008                 -
  Agency service                                    525,817          661,415           887,955         1,005,344
                                              --------------   ---------------   --------------    --------------
                                                 13,332,938        2,899,368        23,504,244         5,173,501
                                              --------------   ---------------   --------------    --------------

Cost of revenue
  Cost of cellular phones and pagers              5,556,498        2,122,925        11,560,105         3,847,508
  Cost of smart cards                             7,010,604                -        10,347,911                 -
  Agency service                                    138,289          133,766           174,744           181,395
                                              --------------   ---------------   --------------    --------------

                                                 12,705,391        2,256,691        22,082,760         4,028,903
                                              ==============   ===============   ==============    ==============

Gross profit                                        627,547          642,677         1,421,484         1,144,598

Other operating income, net                          84,781           24,302           134,801            34,053
                                              --------------   ---------------   --------------    --------------
                                                    712,328          666,979         1,556,285         1,178,651

Selling expenses                                    650,255          353,766         1,144,549           603,651
General and administrative expenses                 270,006          177,607           513,774           349,635
                                              --------------   ---------------   --------------    --------------

Operating income (loss)                            (207,933)         135,606          (102,038)          225,365
                                              --------------   ---------------   --------------    --------------

Other income (expenses)
  Interest income                                       518            2,093             1,204             2,572
  Interest expenses                                 (14,200)            (133)          (34,224)             (133)
  Share of profit of an equity investee               8,076                -             6,093                 -
                                              --------------   ---------------   --------------    --------------

Total other income (expenses), net                   (5,606)           1,960           (26,927)            2,439
                                              ==============   ===============   ==============    ==============

Income (loss) before income taxes and
   minority interest                               (213,539)         137,566          (128,965)          227,804
Income taxes                                          4,167                -            38,289                 -
Minority interests                                   (8,914)               -            (7,988)                -
                                              --------------   ---------------   --------------    --------------

Net income (loss)                                  (208,792)         137,566          (159,266)          227,804
                                              ==============   ===============   ==============    ==============

Earnings per share
- basic and diluted                                   (0.01)            0.00             (0.01)             0.01
                                              ==============   ===============   ==============    ==============

Weighted average common shares
  Outstanding
- basic and diluted                              30,215,384       28,855,205        30,215,384        28,855,205
                                              ==============   ===============   ==============    ==============

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                  (Restated)

                                                                                                  Retained
                                                                                 Additional       earnings           Total
                                                      Common Stock                paid in       (Accumulated     stockholders'
                                                 Shares           Amount          capital          losses)           equity
                                            --------------- ------------------ --------------- ----------------  --------------
                                                                   US$              US$              US$              US$
Balance, December 31, 2000                     28,855,205           28,855           864,865          89,847            983,567
    Fractional shares issued                          179                -                 -               -                  -
    Options exercised                           1,360,000            1,360            14,640               -             16,000
    Net loss for the six months ended
     June 30, 2001                                 -                -                      -        (159,266)          (159,266 )

                                            ---------------- ----------------- --------------- ----------------  --------------

Balance, June 30, 2001                         30,215,384           30,215           879,505         (69,419)           840,301
                                            ================ ================= =============== ================  ==============

         See accompanying notes to the consolidated financial

                        GOSUN COMMUNICATIONS LTD., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Six months ended
                                                                           June 30,
                                                                 -----------------------------
                                                                     2001            2000
                                                                 -------------   -------------
                                                                     US$              US$
Cash flows from operating activities
   Net income (loss)                                                 (159,266)        227,804
   Adjustments to reconcile net income to
     net cash used in operating activities
        Depreciation                                                   69,235          35,392
        Unparticipated profit of an equity investee                    (6,093)              -
        Minority interests                                             (7,988)              -
        Increase (decrease) from changes in
           Accounts receivable                                       (124,563)       (180,107)
           Advances to suppliers                                     (237,775)       (141,049)
           Other receivables and deposits                            (196,264)        (66,521)
           Inventories                                               (107,974)       (298,535)
           Amounts due from affiliates                               (624,762)        (35,669)
           Accounts payable                                           462,771         437,365
           Accrued employee compensation and benefits                 (14,696)         18,776
           Other payables and accrued expenses                          6,043         (55,259)
           Income tax payable                                          36,475               -
           Note payable                                                     -        (165,447)
                                                                -------------   -------------
Net cash provided by (used in) operating activities                  (904,857)       (223,250)
                                                                -------------   -------------

Cash flows from investing activities
  Acquisition of property, plant and equipment                        (74,371)        (99,611)
                                                                -------------   -------------
Net cash used in investing activities                                 (74,371)        (99,611)
                                                                -------------   -------------

Cash flows from financing activities
  Advances from affiliates                                            149,536         387,011
  Proceeds from capital injection                                           -         314,010
  Proceeds from issuing common stock                                   16,000               -
  Repayment to stockholder                                            (51,932)              -
  Proceeds from short term bank loans                               1,086,957         241,546
  Repayment of short term bank loans                                 (241,547)              -
                                                                -------------   -------------
Net cash provided by financing activities                             959,014         942,567
                                                                -------------   -------------

Net increase (decrease) in cash and cash equivalents                  (20,214)        619,706
Cash and cash equivalents, beginning of period                        158,927         218,029
                                                                -------------   -------------
Cash and cash equivalents, end of period                              138,713         837,735
                                                                =============   =============

Supplemental disclosure of cash flow information
  Interest paid                                                        34,224             133
  Income taxes paid                                                     1,814               -

Supplemental disclosure of significant non-cash
transactions
  Acquisition of inventories satisfied by a note payable                    -         205,930
                                                                =============   =============

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended June 30, 2001 and
                              2000 is unaudited)


Note 1 - Basis of Financial Statement Presentation

     Organisation

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

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended June 30, 2001 and
                              2000 is unaudited)


Note 1 - Basis of Financial Statement Presentation - Continued

     Business Conducted

     The principal activities of the Company and its subsidiaries are the retail sale and distribution of telecommunication equipment including cellular phones, pagers, cellular phone smart cards and value-refill smart cards, and acting as an agent of cellular and paging services providers. The Company is a primary agent of an affiliate, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation, one of two exclusive cellular communications providers in the PRC. As of June 30, 2001, the Company has nineteen directly owned chain stores operating in the PRC.


Note 2 - Inventories

     Inventories represent purchased finished goods and are stated at the lower of cost or market.

Note 3 - Investment in an Equity Investee

     Dongguan Gosun Network Science & Technology Co. Ltd. ("DGNST") is a company incorporated in Dongguan, PRC. It is jointly established by the Company and an affiliate, Guangdong Gosun Internet Information Industry Co., Ltd. on January 11, 2001 and is owned as to 49% by the Company. DGNST is engaged in the retailing of telecommunication equipment and operating ISP business.

Note 4 - Short Term Bank Loans

     Short term loans are obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:

                                     Outstanding                    Prevailing                Maturity
                                      Principal                    interest rate                date
                         -------------------------------------   ------------------     --------------------
                                                     US$
                                 RMB             equivalent
     June 30, 2001

Loan 1                        5,000,000               603,864         5.3625%               July 19, 2001
Loan 2                        2,000,000               241,546         5.3625%              August 20, 2001
Loan 3                        2,000,000               241,546         5.3625%             January 23, 2002
Loan 4                        2,000,000               241,546         5.3625%              March 14, 2002
                        ---------------       ---------------

                             11,000,000             1,328,502
                        ===============       ===============

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information pertaining to the quarterly period ended June 30, 2001 and
                              2000 is unaudited)


Note 4 - Short Term Bank Loans - Continued

                                     Outstanding                    Prevailing                Maturity
                                      Principal                    interest rate                date
                         -------------------------------------   ------------------     --------------------
                                                     US$
                                 RMB             equivalent
     December 31, 2000

Loan 1                        2,000,000            241,546             5.115%             March 25, 2001
Loan 2                        2,000,000            241,546            5.3625%             August 20, 2001
                         ----------------    ---------------

                              4,000,000            483,092
                         ================    ===============


Note 5 - Capital Stock

     During the six months ended June 2001, the Company completed a 1 for 1.7 forward split. An additional 179 common shares were issued as fractional shares due to rounding up to the next whole share. The balance at December 31, 2000 has been retro-actively re-stated to reflect the change.


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

     Significant components of the Company's estimated deferred tax assets and liabilities as of June 30, 2001 and December 31, 2000 are as follows:


                                                                             June 30,         December 31,
                                                                               2001              2000
                                                                          --------------    ----------------
                                                                               US$                US$
Deferred tax assets (liabilities)
    Net operating loss carry forwards in PRC                                   56,795            26,527
    Pre-operating expenses                                                      6,694             7,223
    Accrued expenses                                                           12,262             7,871
    Property and equipment                                                     17,822            15,028
    Inventory reserves                                                          5,580                 -
                                                                          --------------    ----------------
Net deferred tax assets                                                        99,153            56,649
    Valuation allowance for net deferred tax assets                           (99,153)          (56,649)
                                                                          --------------    ----------------

Net deferred tax assets                                                             -                 -
                                                                          ==============    ================

                        GOSUN COMMUNICATIONS LTD., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information pertaining to the quarterly period ended June 30, 2001 and
                              2000 is unaudited)


Note 6 - Income Taxes - Continued

     The principal differences between taxes on income computed at the applicable statutory income tax rates and recorded income tax expenses are as follows:

                                                                 Six months ended
                                                                     June 30,
                                                          ------------------------------
                                                              2001             2000
                                                          --------------   -------------
                                                               US$             US$
PRC statutory tax rates applied to
  income (loss) before income taxes                            (42,558)          75,175
Changes in valuation allowance                                  42,504                -
Income tax incentive program                                         -          (75,175)
Non deductible expenses                                         24,072                -
Prior year's under accrual                                      16,282                -
Others                                                          (2,011)               -
                                                          --------------   -------------

                                                                38,289                -
                                                          ==============   =============


Note 7  - Commitments and Contingencies

     Lease Commitments

     Future minimum lease payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

                                                                                  US$
Six months ending December 31, 2001                                             253,731
Year ending December 31,
  2002                                                                          478,030
  2003                                                                          332,417
  2004                                                                          237,964
  2005 and thereafter                                                            47,536
                                                                           -------------

                                                                              1,349,678
                                                                           =============

     Other contingencies

     The Company is a guarantor for an affiliate, Guangdong Gosun Communication Development Company Limited, in respect of a bank loan granted amounting to RMB5,000,000, equivalent to US$603,865.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

     Results of Operations

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period and six-month period ended June 30, 2001 and June 30, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Quarterly Report:


(In US$ 000)                                           Three-months period ended        Six-month period ended
                                                       --------------------------       ----------------------
                                                                 June 30                        June 30
                                                                 -------                        -------
                                                               2001              2000       2001            2000
Revenue
     Sales of Cellular Phones and Pagers                      5,645             2,238     11,863           4,168
     Sales of Smart Cards                                     7,162                --     10,753              --
     Agency Service                                             526               661        888           1,005
                                                           --------           -------   --------         -------
                                                             13,333             2,899     23,504           5,173

Cost of Revenue
     Cost of Cellular Phones and Pagers                      (5,556)           (2,123)   (11,560)         (3,848)
     Cost of Smart Cards                                     (7,011)               --    (10,348)             --
     Agency Service                                            (138)             (134)      (175)           (181)
                                                           --------           -------   --------         -------
                                                            (12,705)           (2,257)   (22,083)         (4,029)

Gross Profit                                                    628               642      1,421           1,144
     Gross Profit Margin                                          5%               22%         6%             22%

Other Income                                                     93                25        142              35
Selling Expenses                                               (650)             (354)    (1,145)           (604)

General and Administrative Expenses       (270)        (178)      (514)    (350)
Financing/Interest Expenses                (14)           2        (33)       2

Income before Income Taxes                (213)         137       (129)     227
Income Taxes                                (4)          --        (38)      --
Minority Interest                            9           --          8       --
                                        ------        -----     ------     ----

Net Income (Loss)                         (208)         137       (159)     227

Three-Month Period Ended June 30, 2001 Compared To Three-Month Period Ended June 30, 2000

     Revenue, Cost of Revenue, and Gross Profit Margin

     Total revenue for the three-month period ended June 30, 2001 increased by US$10.4 million or 359.9% to US$13.3 million, compared to US$2.9 million for the three-month period ended June 30, 2000. The increase in total revenue was primarily the result of the Company's effort on promoting the corporate image in its respective industry as well as strategies to the opening of larger retail stores for attracting customers. For the three-month period ended June 30, 2001, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for one of the two cellular communication providers in the PRC, China Mobile Communications Corporation. Of the total revenue of US$13.3 million for the three-month period ended June 30, 2001, 42.3% was generated from the sales of cellular phones and pagers; 53.7% from the sales of smart cards and 4.0% from agency service. Compared with the total revenue of US$2.9 million for the three-month period ended June 30, 2000, 77.2% was generated from the sales of cellular phones and pagers; none from the sales of smart cards; and 22.8% from agency service.

     As of June 30, 2001, there were 16 stores in the Guangdong Province that generated a total of US$13.1 million in total revenue and 3 stores in Shanghai that generated a total of US$282,000 in total revenue. During the three-month period ended June 30, 2001, the Company has closed down several under performing stores and opened stores in better location and bigger in size in the Guangdong Province. However, the number of stores closed down were the same as the number of new stores opened during the three-month period ended June 30, 2001. The management believes that the Company's strategy to open relatively larger store will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

     Total cost of sales of cellular phones and pagers for the three-month period ended June 30, 2001 was US$5.5 million, an increase of 162% or US$3.4 million over US$2.1 million for the three-month period ended June 30, 2000. Total cost of sales of smart cards for the three-month period ended June 30, 2001 was US$7.0 million, compared to none for the same corresponding period in year 2000. Total cost of providing agency service for the three-month ended June 30, 2001 was US$138,000, compared to US$134,000 for the three-month period ended June 30, 2000, an increase of 3%. The cost of sales of cellular phones and pagers represented 43.7% of the total costs of sales for the three-month period ended June 30, 2001, compared to 94.1% for the same corresponding period in year 2000. Total cost of sales of smart cards approximated 55.2% of the total costs of sales for the three-month period ended June 30, 2001, compared to none for the same corresponding period in year 2000. And the total cost of providing agency service represented a very minimal amount for the three-month period ended June 30, 2001, compared to 5.9% for the three-month period ended June 30, 2000.

     The 17% decreased in gross profit margin from 22% for the three-month period ended June 30, 2000 to 5% for the three-month period ended June 30, 2001 was the result of the increase in competition of selling cellular phones, pagers and smart cards. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the remaining periods in year 2001. However, management plans to increase the number of mega stores in Guangdong Province as well as in Shanghai in order to improve sales revenue. Management also plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones and related products.

     Other Income

     Other income for the three-month period ended June 30, 2001 increased by US$68,000, or 272% to US$93,000, compared to US$25,000 for the three-month ended June 30, 2000. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.

     Selling Expenses

     Selling expenses for the three-month period ended June 30, 2001 increased by US$296,000 or 83.6% to US$650,000, compared to US$354,000 for the three-month period ended June 30, 2000. The increase was mainly due to the following factors:

          a) Salaries and wages --- Salaries and wages increased by US$112,000, or 63.3% for the three-month period ended June 30, 2001 to US$290,000, compared to US$178,000 for the three-month period ended June 30, 2000. The increase was mainly due to the increase in salespersons as a result of the increase in number of mega store retail outlets.

          b) Rental expenses --- Rental expenses increased by US$82,000, or 159.9% for the three-month period ended June 30, 2001 to US$134,000, compared to US$52,000 for the three-month period ended June 30, 2000. The increase was primarily due to the increase of number of mega retail stores during the first half of year 2001.

          c) Communication expenses - Communication expenses which include telephone and postal expenses increased by US$37,000, or 8056.5% for the three-month period ended June 30, 2001 to US$38,000, compared to US$465 for the three-month ended June 30, 2000. The increase was the result of improvement of communication channels in the domestic provinces.

     General and Administrative Expenses

     General and administrative expenses for the three-month period ended June 30, 2001 increased by US$92,000 or 51.7% to US$270,000, compared to US$178,000 for the three-month period ended June 30, 2000. The Company is in its development stage and aims to employ high caliber individual to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

          a) Salaries - Salaries for the three-month ended June 30, 2001 increased by US$32,000 or 93.2% to US$67,000, compared to US$35,000 for the three-month period ended June 30, 2000. The increase was mainly the result of increase number of administrative staff during the first half of year 2001.

           b) Pre-operating/set-up expenses --- Pre-operating expenses increased by US$20,000 for the three-month period ended June 30, 2001, compared to none for the three-month period ended June 30, 2000. The increase was mainly the result of additional stores being opened during the three-month period ended June 30, 2001.

           c) Audit/Accounting Fee - Audit/accounting fee increased by US$10,000 or 839.3% for the three-month period ended June 30, 2001, compared to US$1,200 for the same corresponding period in year 2000. The audit/accounting fee was spent on the preparation and review of quarterly financial reports for the corporate compliance as a listed company.

         Financial Expenses

         Financing expenses was US$14,000 for the three-month period ended June 30, 2001, compared to US$2,000 interest income for the three-month period ended June 30, 2000. The increase was primarily the result of four short-term bank loans obtained from commercial banks in the PRC for the provision of sufficient working capital.

         Income Taxes

         The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. The Company's subsidiaries are in different stages of enjoying the above tax incentive program.

         Minority Interest

         Minority interest of US$9,000 for the three-month period ended June 30, 2001 was the result of proportion sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.

         Net Income/Loss

         Net loss was US$208,000 for the three-month period ended June 30, 2001, a decrease of US$345,000 or 251.8% as compared to US$137,000 of net income for the three-month period ended June 30, 2000. The decrease was primarily due to thinner margin on telecommunication products as a result of increase competition.



Six-Month Period Ended June 30, 2001 Compared To Six-Month Period Ended June 30, 2000

         Revenue, Cost of Revenue, and Gross Profit Margin

         Total revenue for the six-month period ended June 30, 2001 increased by US$18.3 million or 354.4% to US$23.5 million, compared to US$5.2 million for the six-month period ended June 30, 2000. The increase in total revenue was primarily the result of the Company's effort on promoting the corporate image in its respective industry, increasing variety of telecommunication products for customers as well as strategies to the opening of larger retail stores for attracting customers. For the six-month period ended June 30, 2001, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for one of the two cellular communication providers in the PRC, China Mobile Communications Corporation. Of the total revenue of US$23.5 million for the six-month period ended June 30, 2001, 50.5% was generated from the sales of cellular phones and pagers; 45.7% from the sales of smart cards and 3.8% from agency service. Compared with the total revenue of US$5.2 million for the six-month period ended June 30, 2000, 80.6% was generated from the sales of cellular phones and pagers; none from the sales of smart cards; and 19.4% from agency service.

         As of June 30, 2001, there were 16 stores in the Guangdong Province that generated a total of US$22.7 million in total revenue and 3 stores in Shanghai that generated a total of US$823,000 in total revenue. Comparing to the end of December 2000, there were 17 stores in Guangdong Province and 4 stores in Shanghai. The management believes that the Company's strategy to open relatively larger store will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

         Total cost of sales of cellular phones and pagers for the six-month period ended June 30, 2001 was US$11.6 million, an increase of 200.4% or US$7.7 million over US$3.8 million for the six-month period ended June 30, 2000. Total cost of sales of smart cards for the six-month period ended June 30, 2001 was US$10.3 million, compared to none for the same corresponding period in year 2000. Total cost of providing agency service for the six-month ended June 30, 2001 was US$175,000, compared to US$181,000 for the six-month period ended June 30, 2000, a decrease of 3.3%. The cost of sales of cellular phones and pagers represented 52.3% of the total costs of sales for the six-month period ended June 30, 2001, compared to 95.5% for the same corresponding period in year 2000. Total cost of sales of smart cards approximated 46.9% of the total costs of sales for the six-month period ended June 30, 2001, compared to none for the same corresponding period in year 2000. And the total cost of providing agency service represented a very minimal amount for the six-month period ended June 30, 2001, compared to 4.5% for the six-month period ended June 30, 2000.

         The 16% decreased in gross profit margin from 22% for the six-month period ended June 30, 2000 to 6% for the six-month period ended June 30, 2001 was the result of the increase in competition of selling cellular phones, pagers and smart cards. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the remaining periods in year 2001. However, management plans to increase the number of mega stores in Guangdong Province as well as in Shanghai in order to improve sales revenue. Management also plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones and related products.

         Other Income

         Other income for the six-month period ended June 30, 2001 increased by US$107,000, or 305.7% to US$142,000, compared to US$35,000 for the six-month ended June 30, 2000. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.

         Selling Expenses

         Selling expenses for the six-month period ended June 30, 2001 increased by US$541,000 or 89.6% to US$1.1 million, compared to US$604,000 for the six-month period ended June 30, 2000. The increase was mainly due to the following factors:

           a) Salaries and wages --- Salaries and wages increased by US$243,000, or 78.1% for the six-month period ended June 30, 2001 to US$554,000, compared to US$311,000 for the six-month period ended June 30, 2000. The increase was mainly due to the increase in salespersons as a result of the increase in number of mega store retail outlets.

           b) Rental expenses --- Rental expenses increased by US$131,000, or 124.3% for the six-month period ended June 30, 2001 to US$236,000, compared to US$105,000 for the six-month period ended June 30, 2000. The increase was primarily due to the increase of number of mega retail stores during the first half of year 2001.

           c) Communication expenses - Communication expenses increased by US$56,000 for the six-month period ended June 30, 2001 to US$56,000, compared to US$465 for the six-month ended June 30, 2000. The increase was the result of improvement of communication channels in the domestic provinces.

         General and Administrative Expenses

         General and administrative expenses for the six-month period ended June 30, 2001 increased by US$164,000 or 46.9% to US$514,000, compared to US$350,000 for the six-month period ended June 30, 2000. The Company is in its development stage and aims to employ high caliber individual to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

           a) Salaries - Salaries for the six-month ended June 30, 2001 increased by US$91,000 or 153.3% to US$151,000, compared to US$60,000 for the six-month period ended June 30, 2000. The increase was mainly the result of increase number of administrative staff during the first half of year 2001.

           b) Pre-operating/set-up expenses --- Pre-operating expenses increased by US$37,000 for the six-month period ended June 30, 2001, compared to none for the six-month period ended June 30, 2000. The increase was mainly the result of additional stores being opened during the six-month period ended June 30, 2001.

           c) Audit/Accounting Fee - Audit/accounting fee increased by US$21,000 for the six-month period ended June 30, 2001, compared to US$1,200 for the same corresponding period in year 2000. The audit/accounting fee was spent on the preparation and review of quarterly financial reports for the corporate compliance as a listed company.

         Financial Expenses

         Financing expenses was US$33,000 for the six-month period ended June 30, 2001, compared to US$2,000 interest income for the six-month period ended June 30, 2000. The increase was primarily the result of four short-term bank loans obtained from commercial banks in the PRC for the provision of sufficient working capital.

         Income Taxes

         The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. The Company's subsidiaries are in different stages of enjoying the above tax incentive program.

         Minority Interest

         Minority interest of US$8,000 for the six-month period ended June 30, 2001 was the result of proportion sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.

         Net Income/Loss

         Net loss was US$159,000 for the six-month period ended June 30, 2001, a decrease of US$386,000 or 170.0% as compared to US$227,000 of net income for the six-month period ended June 30, 2000. The decrease was primarily due to thinner margin on telecommunication products as a result of increase competition.

         Liquidity and Capital Resources

         Cash and cash equivalents were US$139,000 as of June 30, 2001. This represents a decrease of US$20,000 from December 31, 2000. The decrease was primarily due to a negative cash flow from operating activities, which was partially offset by positive cash flow from financing activities of proceeds from short-term bank loans.


         Management believes that the level of financial resources is a significant competitive factor in the cellular phone industry accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

         Future Plans

         Management believes that competition of the sales of telecommunication products will continue to increase, especially in the capital cities of the provinces in the PRC. Management plans to open and continue to build more mega or larger retail stores in major cities, like Dongguan, other than merely in Guangzhou, the capital city of the Guangdong Province. Simultaneously, management will close down stores in Guangzhou that are under-performing. Management also believes that competition in other major cities in Guangdong Province is not as harsh as in the capital city and as a result, the gross margin on the telecommunication products is expected to improve.


                                    PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:   None.

b)       Reports on Form 8-K:  None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOSUN COMMUNICATIONS LTD., Inc.


Date: August 17, 2001            By:   /s/ Yi-Biao Chen
                                      ----------------------------
                                       Yi-Biao Chen
                                       Chairman of the Board