Form 10QSB
period 2001-09-30
GOSUN COMMUNICATIONS LTD INC
filed 2001-11-19
CIK 832100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended September 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ______ to ______.

                       Commission file number:

                   GOSUN COMMUNICATIONS LTD., INC.
  -----------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 TEXAS                            91-1939829
      -------------------------------         -------------------
     (State or other jurisdiction of            (IRS Employer
      Incorporation or organization)          Identification No.)



                  80 Zhong Shan Er Road Guangzhou,
                            China 510080
              ---------------------------------------
            (Address of principal executive offices)

                      011-86-208-387-9773
         -------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

  ------------------------------------------------------------------
 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ]   No [  ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     As of September 30, 2001, there were 30,215,384 shares of common stock issued and outstanding.

                                  FORM 10-QSB
                      GOSUN COMMUNICATIONS LIMITED, INC.

                               TABLE OF CONTENTS

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET

    CONSOLIDATED STATEMENTS OF INCOME

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION


                                  PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

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

                        GOSUN COMMUNICATIONS LTD., INC.

                          CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                      September 30,  December 31,
                                          2001           2000
                                      ------------   ------------
                                       (Unaudited)
                                           US$            US$
Current assets
 Cash and cash equivalents                282,342        158,927
 Accounts receivable                      394,326        152,498
 Advances to suppliers                    439,179        224,019
 Other receivables                        674,843        393,763
 Income tax recoverable                         -          4,272
 Inventories                            2,298,668        780,798
 Amounts due from affiliates            1,520,457        937,319
                                        ----------    ----------
Total current assets                    5,609,815      2,651,596

Investment in an equity investee           54,507             -
Advance capital contribution                    -         59,179
Deposits                                  267,854        199,746
Property, plant and equipment, net        461,222        476,551
                                        ----------    ----------
Total assets                            6,393,398      3,387,072

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                       1,887,552        725,049
 Accrued employee compensation
  and benefits                             16,999         34,500
 Other payables and accrued expenses    1,391,041        936,705
 Income tax payable                        74,842              -
 Amounts due to affiliates                385,481         17,448
 Short term bank loans                  1,690,821        483,092
                                        ---------      ---------
Total current liabilities               5,446,736      2,196,794

Amount due to stockholder                 124,396        156,401
                                        ---------      ---------
Total liabilities                       5,571,132      2,353,195
                                        ---------      ---------

Commitments and contingencies

Stockholders' equity
   Preferred stock series A, par value
    US$0.001 per share;
    100,000 shares authorized; no shares
    issued and outstanding                      -             -
   Preferred stock series B, par value
    US$0.001 per share; 5,000 shares
    authorized, no shares issued and
    outstanding                                 -             -
   Common stock, par value US$0.001
    per share; 49,000,000 shares authorized;
    30,215,384 (2000: 28,855,205) shares
    issued and outstanding                 30,215         28,855
  Additional paid in capital              879,505        864,865
 (Accumulated losses) Retained earnings  (133,465)        89,847
                                          ---------      -------
                                          776,255        983,567
                                          ---------      -------
Minority interests                         46,011         50,310
                                          ---------      -------

Total liabilities and
stockholders' equity                     6,393,398     3,387,072
                                         ---------     ---------


 See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                     ---------------------- --------------------
                                      2001           2000     2001           2000
                                     ---------------------- --------------------
                                       US$              US$    US$             US$

Revenue
 Sales of cellular phones and pagers  6,246,949   3,172,950   18,110,230    7,341,106
 Sales of smart cards                18,301,263           -   29,054,272            -
 Agency service                         521,499     470,485    1,409,453    1,475,829
                                      ----------  ---------   ----------    ---------
                                      25,069,711  3,643,435   48,573,955    8,816,935
                                      ----------  ---------   ----------    ---------

Cost of revenue
 Cost of cellular phones and pagers    6,084,792  2,928,053   17,644,897     6,775,560
 Cost of smart cards                  18,121,906          -   28,469,817             -
 Agency service                           63,919    117,690      238,663       299,085
                                      ----------  ---------    ----------    ---------
                                      24,270,617  3,045,743   46,353,377     7,074,645
                                      ----------  ---------    ----------    ---------
                                      ----------  ---------    ----------    ---------

Gross profit                             799,094    597,692      2,220,578    1,742,290

Other operating income, net              137,852     29,062        272,654       63,115
                                      ----------  ---------      ---------     ---------
                                         936,946    626,754      2,493,232    1,805,405

Selling expenses                         674,308    319,759      1,818,857      923,410
General and administrative expenses      243,592    231,101        757,366      580,736
                                      ----------  ---------      ---------     ---------

Operating income (loss)                  19,046      75,894        (82,991)     301,259
                                      ----------  ---------      ---------     ---------

Other income (expenses)
 Interest income                            137         599          1,341        3,171
 Interest expenses                      (30,369)     (5,178)       (64,594)      (5,311)
 Share of loss of an equity investee    (10,765)         -          (4,672)            -
                                      ----------  ---------       ---------     ---------

Total other income (expenses)           (40,997)     (4,579)       (67,925)      (2,140)
                                      ----------  ---------       ---------     ---------
                                      ----------  ---------       ---------     ---------

Income (loss) before income taxes and
   minority interest                    (21,951)     71,315       (150,916)     299,119
Income taxes                             38,406           -         76,695            -
Minority interests                        3,688           -         (4,299)           -
                                       ----------  ---------       ---------    ---------

Net income (loss)                       (64,045)     71,315       (223,312)     299,119
                                       ----------  ---------       ---------     ---------

Earnings per share
- basic and diluted                       (0.00)       0.00          (0.01)        0.01
                                     ----------   ---------      ---------    ---------

Weighted average common shares
  Outstanding
- basic and diluted                  30,215,384  28,855,205     30,215,384   28,855,205
                                     ----------   ---------      ---------    ---------

       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                  (Restated)




                                                            Additional  Retained         Total
                                       Common Stock          paid in    earnings      stockholders'
                                    Shares       Amount       capital (Accumulated       equity
                                                                         Losses)
                                   ----------  ----------   ----------  -----------     -----------
                                                    US$         US$          US$              US$
Balance, December 31, 2000          28,855,205      28,855      864,865     89,847         983,567
Fractional shares issued                   179          -             -              -           -
Options exercised                    1,360,000       1,360       14,640              -      16,000

Net loss for the nine months ended
    September 30, 2001                       -           -           -    (223,312)       (223,312)
                                    ----------  ----------   ----------   -----------   -----------

Balance, September 30, 2001         30,215,384      30,215      879,505   (133,465)        776,255
                                    ==========  ==========   ==========   ===========   ===========






       See accompanying notes to the consolidated financial statements.

                        GOSUN COMMUNICATIONS LTD., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                Nine months ended
                                                  September 30,
                                            -------------------------
                                                2001        2000
                                            -------------  ----------
                                                 US$         US$
Cash flows from operating activities
  Net income (loss)                          (223,312)      299,119
  Adjustments to reconcile net income to
    net cash used in operating activities
      Depreciation                             95,779        63,364
      Unparticipated loss of an equity
      investee                                  4,672             -
      Minority interests                       (4,299)            -
      Increase (decrease) from changes in
        Accounts receivable                  (241,828)     (323,568)
        Advances to suppliers                (215,160)     (478,506)
        Other receivables and deposits       (349,188)     (816,125)
        Income tax recoverable                  4,272        (4,272)
        Inventories                        (1,517,870)     (524,786)
        Amounts due from affiliates          (583,138)     (392,527)
        Accounts payable                    1,162,503     1,011,784
        Accrued employee compensation
         and benefits                         (17,501)       25,419
        Other payables and accrued expenses   454,336       614,475
        Income tax payable                     74,842             -
        Note payable                                 -     (133,400)
                                           ----------    ----------
Net cash used in operating activities      (1,355,892)     (659,023)
                                           ----------    ----------

Cash flows from investing activities
  Acquisition of property, plant
   and equipment                              (80,450)     (175,046)
                                           ----------    ----------
Net cash used in investing activities         (80,450)     (175,046)
                                           ----------    ----------

Cash flows from financing activities
 Advances from affiliates                     368,033       107,659
 Capital contributed by minority interest
  of subsidiary                                      -        60,386
 Proceeds from capital injection                    -       700,483
 Proceeds from issuing common stock            16,000             -
 Advances from (repayment to) stockholder     (32,005)      172,705
 Proceeds from short term bank loans        2,294,686       483,092
 Repayment of short term bank loans        (1,086,957)            -
                                           ----------    ----------
Net cash provided by financing activities   1,559,757     1,524,325
                                           ----------    ----------

Net increase in cash and cash equivalents     123,415       690,256
Cash and cash equivalents, beginning of
 period                                       158,927       290,493
                                           ----------    ----------
Cash and cash equivalents, end of period      282,342       980,749
Supplemental disclosure of cash flow
 information
  Interest paid                                64,594         5,311
  Income taxes paid                             1,814             -

Supplemental disclosure of significant
 non-cash transactions
 Acquisition of inventories satisfied
 by a note payable                                  -       295,930
                                           ----------    ----------




   See accompanying notes to the consolidated financial statements.

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

On January 12, 2001, the shareholders of Holmes entered into an exchange agreement with the equity owners of Guangdong Gosun
Communication Equipment Sales Co, Ltd. ("GD Gosun"). Pursuant to the exchange agreement, the GD Gosun equity owners transferred all of their equity interests in GD Gosun to Holmes in exchange for 89% of the issued and outstanding shares of Holmes after giving effect to the share exchange. The exchange agreement resulted in the equity owners of GD Gosun obtaining a majority voting interest in Holmes and GD Gosun was treated as the acquiring entity in the transaction for accounting purposes according to generally accepted accounting principles. The reverse acquisition process utilized the capital structure of Holmes and the assets and liabilities of GD Gosun were recorded at predecessor cost. Being the continuing operating entity, the historical financial statements of GD Gosun prior to December
31, 2000 are included for financial reporting purposes.   The  financial
year end date of Holmes has also been changed from January 31 to December 31 effective from the financial year ended December 31, 2000. As part of this transaction,Holmes Microsystems, Inc. changed its name to Gosun Communications Ltd., Inc..

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

   Business Conducted


   The principal activities of the Company and its subsidiaries are the retail sale and distribution of telecommunication equipment including cellular phones, pagers, cellular phone smart cards and value-refill smart cards, and acting as an agent of cellular and paging services providers. The Company is a primary agent of an affiliate, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation, one of two exclusive cellular communications providers in the PRC. As of September 30, 2001, the Company has twenty directly owned chain stores operating in the PRC.

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

Note 4 - Short Term Bank Loans


   Short term loans are obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:


                      Outstanding         Prevailing         Maturity
                       Principal         interest rate         Date
                  -------------------    ------------        ---------
                                 US$
                     RMB      equivalent
DECEMBER 31, 2000

Loan 1            5,000,000    603,864     6.138%      January 17, 2002
Loan 2            2,000,000    241,546     6.435%      January 23, 2002
Loan 3            3,000,000    362,319     6.435%     February 17, 2002
Loan 4            2,000,000    241,546     6.435%        March 14, 2002
Loan 5            2,000,000    241,546     6.435%       August 21, 2002
                 ----------  ---------
                 14,000,000  1,690,821
                 ----------  ---------

                      Outstanding         Prevailing         Maturity
                       Principal         interest rate         Date
                  -------------------    ------------        ---------
                                 US$
                     RMB      equivalent
SEPTEMBER 30, 2001

Loan 1             2,000,000    241,546       5.115%    March 25, 2001
Loan 2             2,000,000    241,546      5.3625%   August 20, 2001
                  ----------  ---------
                   4,000,000    483,092
                  ----------  ---------


Note 5 - Capital Stock

   During the nine months ended September 30, 2001, the Company completed a 1 for 1.7 forward split. An additional 179 common shares were issued as fractional shares due to rounding up to the next whole share. These financial statements have been retro-actively re-stated to reflect the change.

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

   Significant components of the Company's estimated deferred tax assets and liabilities as of September 30, 2001 and December 31, 2000 are as follows:

                               September 30, 2001 December 31, 2000
                               ------------------ -----------------
                                       US$               US$
Deferred tax assets
  Net operating loss carry
   forwards in PRC                     63,730             26,527
  Pre-operating expenses                6,319              7,223
  Accrued expenses                     77,496              7,871
  Property, plant and equipment        19,220             15,028
  Inventory reserves                    5,580                  -
                                   ----------          ---------

Net deferred tax assets               172,345             56,649
Valuation allowance for net
  deferred tax assets                (172,345)           (56,649)
                                   ----------          ---------

Net deferred tax assets                     -                  -
                                   ----------          ---------

   The principal differences between taxes on income computed at the applicable statutory income tax rates and recorded income tax expenses are as follows:

                                                  Nine months ended
                                                    September 30,
                                                  -----------------
                                                    2001      2000
                                                  --------  -------
                                                     US$       US$
                                                  --------  -------
PRC statutory tax rates applied to
  income (loss) before income taxes               (79,913)   98,709
Changes in valuation allowance                    115,696    19,259
Income tax incentive program                            -  (117,816)
Non deductible expenses                            24,072         -
Prior year's under accrual                         16,282         -
Others                                                558      (152)
                                                  --------  -------
                                                   76,695         -

Note 7  - Commitments and Contingencies
   Lease Commitments

   Future minimum lease payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

                                                             US$
THREE MONTHS ENDING DECEMBER 31, 2001                      132,318
YEAR ENDING DECEMBER 31,
   2002                                                    507,921
   2003                                                    375,895
   2004                                                    282,257
   2005 and thereafter                                   1,080,851
                                                        ----------
                                                         2,379,242
                                                        ----------

   Other contingencies


   The Company is a guarantor for an affiliate, Guangdong Gosun
Communication Development Company Limited, in respect of a bank loan granted amounting to RMB18,000,000, equivalent to US$2,173,913.

               GOSUN COMMUNICATIONS LTD., INC.
       Consolidated Financial Statements (Unaudited)
               For the quarterly period ended
                     September 30, 2001

ITEM 1.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

   RESULTS OF OPERATIONS

   The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period and nine-month period ended September 30, 2001 and September 30, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Quarterly Report:


(In US$ 000)                        THREE-MONTHS PERIOD ENDED NINE-MONTH PERIOD
ENDED
                                -------------------------------------------------
                                         SEPTEMBER 30           SEPTEMBER 30
                                         ------------           ------------
                                         2001       2000        2001      2000
Revenue
Sales of Cellular Phones and Pagers     6,247      3,173      18,110    7,341
Sales of Smart Cards                   18,301        --       29,054      --
Agency Service                            522        470       1,409    1,476
                                       25,070      3,643      48,573    8,817
Cost of Revenue
Cost of Cellular Phones and Pagers     (6,085)    (2,928)    (17,645)  (6,776)
Cost of Smart Cards                   (18,122)        --     (28,470)      --
Agency Service                            (64)      (118)       (238)    (299)
                                      (24,271)    (3,046)    (46,353)  (7,075)
Gross Profit                              799        597       2,220    1,742
Gross Profit Margin                         3%        16%          5%      20%
Other Income                              138         29         273       63
Selling Expenses                         (674)      (320)     (1,819)    (923)
General and Administrative Expenses      (244)      (231)       (757)    (581)
Financing/Interest Expenses               (41)        (4)       (68)       (2)
Income before Income Taxes                (22)         71       (151)     299
Income Taxes                              (38)         --        (77)      --
Minority Interest                          (4)         --          4       --
Net Income (Loss)                         (64)         71       (224)     299

Three-Month Period Ended September 30, 2001 Compared To Three-Month Period Ended September 30, 2000


   REVENUE, COST OF REVENUE, AND GROSS PROFIT MARGIN

   Total revenue for the three-month period ended September 30, 2001 increased by US$21.4 million or 588.2% to US$25.0 million, compared to US$3.6 million for the three-month period ended September 30, 2000. The increase in total revenue was primarily the result of the Company's continuous iffort on promoting the corporate image in its respective industry as well as strategies to the opening of larger retail stores for attracting customers. For the three-month period ended September 30, 2001, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for cellular communication providers in the PRC. Of the total revenue of US$25.0 million for the three-month period ended September 30, 2001, 25.0% was generated from the sales of cellular phones and pagers; 73.0% from the sales of smart cards and 2.0% from agency service. Compared with the total revenue of US$3.6 million for the three-month Period ended September 30, 2000, 87.1% was generated from the sales of cellular phones and pagers; none from the sales of smart cards; and 12.9% From agency service.

   As of September 30, 2001, there were 17 stores in the Guangdong Province that generated a total of US$24.5 million in total revenue and 3 stores in Shanghai that generated a total of US$517,000 in total revenue. During the three-month period ended September 30, 2001, the Company has closed down several under performing stores and opened stores in better location and bigger in size in the Guangdong Province. There was one additional store opened during the three-month period ended September 30, 2001. The management believes that the Company's strategy to open relatively larger store will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

   Total cost of sales of cellular phones and pagers for the three-month period ended September 30, 2001 was US$6.1 million, an increase of 108% or US$3.2 million over US$2.9 million for the three-month period ended September 30, 2000. Total cost of sales of smart cards for the three-month period ended September 30, 2001 was US$18.1 million, compared to none for the same corresponding period in year 2000. Total cost of providing agency service for the three-month ended September 30, 2001 was US$64,000, compared to US$118,000 for the three-month period ended September 30, 2000, a decrease
Of 45.7%.  The cost of sales of cellular phones and pagers represented 25.1%
Of the total costs of sales for the three-month period ended September 30, 2001, compared to 96.1% for the same corresponding period in year 2000.
Total cost of sales of smart cards approximated 74.7% of the total costs of sales for the three-month period ended September 30, 2001, compared to none for the same corresponding period in year 2000. And the total cost of providing agency service represented a very minimal amount for the three-month period ended September 30, 2001, compared to 3.9% for the three-month period ended September 30, 2000.

   The 13% decreased in gross profit margin from 16% for the three-month period ended September 30, 2000 to 3% for the three-month period ended September 30, 2001 was the result of the increase in competition of selling cellular phones, pagers and smart cards. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the remaining periods in year 2001. However, management plans to increase the number of mega stores in Guangdong
Province as well as in Shanghai in order to improve sales revenue. Management also plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones and related products.

   OTHER INCOME

   Other income for the three-month period ended September 30, 2001 increased by US$109,000, or 375.9% to US$138,000, compared to US$29,000 for the three- month ended September 30, 2000. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services. During the three-month period ended September 30, 2001, the Company has been appointed as the Grade A agent for a number of cellular phone manufacturers to provide repairs and maintenance services to end-users.

   SELLING EXPENSES

   Selling expenses for the three-month period ended September 30, 2001 increased by US$354,000 or 110.6% to US$674,000, compared to US$320,000 for the three-month period ended September 30, 2000. The increase was mainly due to the following factors:

     a) Salaries and wages --- Salaries and wages increased by US$62,000, or 33.8% for the three-month period ended September 30, 2001 to US$244,000, compared to US$182,000 for the three-month period ended September 30, 2000. The increase was mainly due to the increase in salespersons as a result of the increase in number of mega store retail outlets. On average, there was 40 staff working in a mega store.

     b) Rental expenses --- Rental expenses increased by US$110,000, or 399.0% for the three-month period ended September 30, 2001 to US$137,000, compared to US$27,000 for the three-month period ended September 30, 2000. The increase was primarily due to the increase of number of mega retail stores in the year 2001.

     c) Communication expenses - Communication expenses which include telephone and postal expenses increased by US$17,000, or 183.0% for the three-month period ended September 30, 2001 to US$26,000, compared to US$9,000 for the three-month ended September 30, 2000. The increase was the result of improvement of communication channels in the domestic provinces.

   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses for the three-month period ended September 30, 2001 increased by US$13,000 or 5.6% to US$244,000, compared to US$231,000 for the three-month period ended September 30, 2000. The Company continues its development of the businesses and aims to employ high caliber individual to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

     a) Salaries - Salaries for the three-month ended September 30, 2001 increased by US$34,000 or 112% to US$65,000, compared to US$31,000 for the three-month period ended September 30, 2000. The increase was mainly the result of increase number of administrative staff during year 2001.

     b) Pre-operating/set-up expenses --- Pre-operating expenses for the three-month period ended September 30, 2001 increased by US$8,000 or 133% to US$14,000, compared to US$6,000 for the three-month period ended September 30, 2000. The increase was mainly the result of additional stores being opened during the three-month period ended September 30, 2001.

     c) Professional Fees - Professional fees increased by US$21,700 for the three-month period ended September 30, 2001, compared to US$660 for the same corresponding period in year 2000. The audit/accounting fee was spent on the preparation and review of quarterly financial reports and for the corporate compliance as a US listed company.

     The above increase in general and administrative expenses for the three-month period ended September 30, 2001 was offset by the decrease in building maintenance related expenses, in communication related expenses and in consultancy fee.


   FINANCIAL EXPENSES

   Financing expenses was US$41,000 for the three-month period ended September 30, 2001, compared to US$4,000 interest income for the three-month period ended September 30, 2000. The increase was primarily the result of five outstanding short-term bank loans obtained from commercial banks in the PRC for the provision of sufficient working capital.


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

   MINORITY INTEREST

   Minority interest of US$4,000 for the three-month period ended September 30, 2001 was the result of proportion sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.


   NET INCOME/LOSS

   Net loss was US$64,000 for the three-month period ended September 30, 2001, a decrease of US$135,000 or 190.1% as compared to a net income of US$71,000 for the three-month period ended September 30, 2000. The decrease was primarily due to thinner margin on telecommunication products as a result of increase competition and increase expenses related to the corporate strategy to build additional mega stores. It is also the strategy of the Company to offer discount to a variety of models and services in order to improve revenue and to acquire market share.

Nine-Month Period Ended September 30, 2001 Compared To Nine-Month Period Ended September 30, 2000


   REVENUE, COST OF REVENUE, AND GROSS PROFIT MARGIN

   Total revenue for the nine-month period ended September 30, 2001 increased by US$39.7 million or 450.9% to US$48.6 million, compared to US$8.8 million for the nine-month period ended September 30, 2000. The increase in total revenue was primarily the result of the Company's continuous effort on promoting the corporate image in its respective industry, increasing variety of telecommunication products for customers as well as strategies to the opening of larger retail stores for attracting customers. For the nine-month period ended September 30, 2001, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for one of cellular communication providers in the PRC. Of the total revenue of US$48.6 million for the nine-month period ended September 30, 2001, 37.3% was generated from the sales of cellular phones and pagers; 59.8% from the sales of smart cards and 2.9% from agency service. Compared with the total revenue of US$8.8 million for the nine-month period ended September 30, 2000, 83.3% was generated from the sales of cellular phones and pagers; none from the sales of smart cards; and 16.7% from agency service.

   As of September 30, 2001, there were 17 stores in the Guangdong Province that generated a total of US$47.2 million in total revenue and 3 stores in Shanghai that generated a total of US$1.3 million in total revenue. Comparing to the end of December 2000, there were 17 stores in Guangdong Province and 4 stores in Shanghai. The management believes that the Company's strategy to open relatively larger store will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

   Total cost of sales of cellular phones and pagers for the nine-month period ended September 30, 2001 was US$17.6 million, an increase of 160.4% or US$10.9 million over US$6.8 million for the nine-month period ended September 30, 2000. Total cost of sales of smart cards for the nine-month period ended September 30, 2001 was US$28.5 million, compared to none for the same Corresponding period in year 2000. Total cost of providing agency service for the nine-month ended September 30, 2001 was US$239,000, compared to US$299,000 for the nine- month period ended September 30, 2000, a decrease of 20.0%. The cost of sales of cellular phones and pagers represented 38.1% Of the total costs of sales for the nine-month period ended September 30, 2001, compared to 95.8% for the same corresponding period in year 2000.
Total cost of sales of smart cards approximated 61.4% of the total costs of sales for the nine-month period ended September 30, 2001, compared to none for the same corresponding period in year 2000. And the total cost of providing agency service represented a very minimal amount for the nine-month period ended September 30, 2001, compared to 4.2% for the nine-month period ended September 30, 2000.

   The 15% decreased in gross profit margin from 20% for the nine-month period ended September 30, 2000 to 5% for the nine-month period ended September 30, 2001 was the result of the increase in competition of selling cellular phones, pagers and smart cards. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the remaining periods in year 2001. However, management plans to increase the number of mega stores in Guangdong
Province as well as in Shanghai in order to improve sales revenue. Management also plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones and related products.


   OTHER INCOME

   Other income for the nine-month period ended September 30, 2001 increased By US$210,000, or 333.3% to US$273,000, compared to US$63,000 for the nine- Month period ended September 30, 2000. The increase was mainly due to Additional income generated from in-house repairs and maintenances of cellular phone services. During the three-month period ended September 30, 2001, the Company has been appointed as the Grade A agent for a number of cellular phone manufacturers to provide repairs and maintenance services to end-users.

   SELLING EXPENSES

   Selling expenses for the nine-month period ended September 30, 2001 increased by US$896,000 or 97.1% to US$1.8 million, compared to US$923,000 for the nine-month period ended September 30, 2000. The increase was mainly due to the following factors:

     a) Salaries and wages --- Salaries and wages increased by US$305,000,or 61.9% for the nine-month period ended September 30, 2001 to US$798,000, compared to US$493,000 for the nine-month period ended September 30, 2000. The increase was mainly due to the increase in salespersons as a result of the increase in number of mega store retail outlets.

     b) Rental expenses --- Rental expenses increased by US$241,000, or 181.2% for the nine-month period ended September 30, 2001 to US$374,000, compared to US$133,000 for the nine-month period ended September 30, 2000. The increase was primarily due to the Increase of number of mega retail stores in the year 2001.

     c) Communication expenses - Communication expenses increased by US$73,000 for the nine-month period ended September 30, 2001 to US$82,000, compared to US$9,000 for the nine-month ended June 30, 2000. The increase was the result of improvement of communication channels in the domestic provinces as well as increase international communication as a US listed company.


   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses for the nine-month period ended September 30, 2001 increased by US$176,000 or 30.3% to US$757,000, compared to US$581,000 for the nine-month period ended September 30, 2000. The Company continues its development strategies and aims to employ high caliber Individual to continue to improve the efficiency of its operation. thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

     a) Salaries - Salaries for the nine-month ended September 30, 2001 increased by US$126,000 or 140.0% to US$216,000, compared to US$90,000 for the nine-month period ended September 30, 2000. The increase was mainly the result of increase number of administrative staff during the year 2001.

     b) Pre-operating/set-up expenses --- Pre-operating expenses increased by US$45,000 for the nine-month period ended September 30, 2001, compared to only US$6,000 for the nine-month period ended September 30, 2000. The increase was mainly the result of additional stores being opened during the nine-month period ended September 30, 2001.

     c) Professional Fees - Professional fees increased by US$44,000 for the nine-month period ended September 30, 2001, compared to US$1,900 for the same corresponding period in year 2000. The professional fees were spent on the preparation and review of quarterly financial reports and on corporate compliance as a US listed company.


   FINANCIAL EXPENSES

   Financing expenses was US$68,000 for the nine-month period ended September30, 2001, compared to US$2,000 interest income for the nine-month period ended September 30, 2000. The increase was primarily the result of five short-term bank loans obtained from commercial banks in the PRC for the provision of sufficient working capital.

   INCOME TAXES

   The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. The Company's subsidiaries are in different stages of enjoying the above tax incentive program.


   MINORITY INTEREST

   Minority interest of US$4,000 for the nine-month period ended September 30, 2001 was the result of proportion sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.


   NET INCOME/LOSS

   Net loss was US$224,000 for the nine-month period ended September 30, 2001,a decrease of US$523,000 or 174.9% as compared to a net income of US$299,000 for the nine-month period ended September 30, 2000. The decrease was primarily due to thinner margin on telecommunication products as a result of increase competition. It is also the strategy of the Company to offer discount to a variety of models and services in order to improve market share.


   LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were US$282,000 as of September 30, 2001. This represents an increase of US$123,000 from December 31, 2000. The increase was primarily due to a positive cash flow from financing activities of proceeds from short-term bank loans, which was partially offset by a negative cash flow from operating activities.

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

                                 GOSUN COMMUNICATIONS LTD., Inc.


Date:   November 14, 2001       By:  /S/ YI-BIAO CHEN
                                    -------------------------
                                      Yi-Biao Chen
                                      Chairman of the Board