Form 10KSB
period 2001-12-31
GOSUN COMMUNICATIONS LTD INC
filed 2002-04-22
CIK 832100

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549



                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

                             Commission file Number


                         Gosun Communications Ltd. Inc.
                 (Name of Small Business Issuer in Its Charter)

                Texas                              91-1939829
      ---------------------------       ----------------------------------

      ---------------------------       ----------------------------------
     (State or other Jurisdiction       (I.R.S. Employer Identification No.)
      of Incorporation)


    80 Zhong Shan Er Road Guangzhou,
             China 510080
 ------------------------------------   --------------------------------
        (Address of Principal                       (Zip Code)
         Executive Offices)

                               011-86-20-8387-9773
------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                        Name of Each Exchange
        Title of Each Class              on Which Registered

--------------------------------    -------------------------------------
--------------------------------    -------------------------------------


     Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
------------------------------------------------------------------------
                                (Title of Class)

------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X      No
   ------     ------
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

     State issuer's revenue for its most recent fiscal year $ 68,556,947
                                                             ------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $7,274,012
                             --------

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No -- --

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001 there were 30,093,179 shares outstanding

     Transitional Small Business Disclosure Format (check one):

Yes      No
   -----   -----

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

                         GOSUN COMMUNICATIONS LTD. INC.
                                   FORM 10-KSB
                                      INDEX

                                     PART I                                                                       Page



Item 1.           Description of Business....................................................................... 4

Item 2.           Description of Properties..................................................................... 13

Item 3.           Legal Proceedings............................................................................. 14

Item 4.           Submission of Matters of a Vote of Security Holders........................................... 14

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................................................... 15

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................................... 17

Item 7.           Financial Statements.......................................................................... 25

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................................................... 25

                                    PART III

Item 9.           Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................................. 26

Item 10.          Executive Compensation........................................................................ 28

Item 11.          Security Ownership of Certain Beneficial Owners and Management................................ 29

Item 12.          Certain Relationships and Related Transactions................................................ 29

Item 13.          Exhibits, List and Reports on Form 8-K........................................................ 29

Signatures        .............................................................................................. 30

Financial Statements............................................................................................  F-1


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

Corporate History

     We were incorporated under the laws of the State of Texas in 1988, under the name Black Wing Corporation. Our name was changed to Holmes Microsystems, Inc. in 1990. On April 4, 1989, we acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse purchase. Accordingly, Holmes Microsystems, Inc. was treated as the surviving entity. As part of this transaction our name was changed to Holmes Microsystems Inc. and the original Holmes Microsystems Inc., which was then a wholly owned subsidiary, was liquidated.

     Until the fiscal year ended January 31, 1994, we had been engaged in the sale of modems which provided data and facsimile capabilities for portable computers. As of the year ended January 31, 1994, all sales ceased and operations became totally inactive.

     On January 12, 2001, the shareholders of Holmes entered into an exchange agreement with the equity owners of Guangdong Gosun Communication Equipment Sales Co. Ltd. ("GGCES"). Pursuant to the exchange agreement, the GGCES equity owners transferred all of their equity interests in GGCES to Holmes in exchange for 89% of the issued and outstanding shares of Holmes after giving effect to the share exchange. The exchange agreement resulted in the equity owners of GGCES obtaining a majority voting interest in Holmes. GGCES was treated as the acquiring entity in the transaction for accounting purposes according to generally accepted accounting principles. The reverse acquisition process utilized the capital structure of Holmes and the assets and liabilities of GGCES were recorded at predecessor cost. Being the continuing operating entity, the historical financial statements of GGCES prior to December 31, 2000 are included for financial reporting purposes. The financial year end date of Holmes has also been changed from January 31 to December 31 effective from the financial year ended December 31, 2000. As part of this transaction, Holmes Microsystems, Inc. changed its name to Gosun Communications Ltd., Inc.

Business Overview

     Through our subsidiary GGCES and other subsidiaries we operate retail stores where we sell a broad range of telecommunications equipment and related products. We also serve as an agent for cellular and paging service providers and are one of the primary agents for China Mobile and China Unicom. GGCES was established in June 1993 as a subsidiary of the then Economic Development Research Center of Guangdong Provincial Government, a state-owned enterprise. GGCES was established on September 15, 2000 and organized under the laws of the PRC as a private limited liability company. As of December 31, 2001, the Company operates 14 stores in Guangdong Province and 2 in Shanghai, the PRC.

     After reform of telecommunications industry in the PRC, the telecommunications business has been divided. There have been several innovations in information technologies in the PRC. First, the combination of wireless network technology and mobile communications with Internet. According to Credit Lyonnaise Asian, the number of Chinese mobile telecommunications service users may reach 214 million and the number of fixed telephone service users would reach 185 million by the end of year 2004.

     In recent years, consumer electronics retailing has become increasingly dominated by large format stores, including superstores and mass merchandisers. These stores typically attempt to achieve high sales volumes by marketing a wide variety of products to a broad segment of consumes, with an emphasis on introductory level products and relatively low prices. Many of the major department stores and catalog showroom companies have discontinued their sales of consumer electronics as a result of their inability to compete with large national superstores and discount merchandisers. Many national electronics retailers have sought to capitalize on the growth of particular product categories, such as personal computers, within the overall consumer electronics industry. We believe this emphasis has contributed to a decreased emphasis by those retailers on the higher-end audio and video products. We believe the emphasis of the mass merchandisers on high volume, lower priced merchandising prevents these stores from being able to provide the depth of product knowledge and the consumer service that we are able to provide. This, combined with our focus on high-end, high technology products, distinguishes us sufficiently so
that  we  are  not   targeting  our  sales  to  the  same  market  as  the  mass merchandisers.

Products

     In our retail stores we offer a variety of telecommunications products, small electronic and related accessories, including cellular phones, personal digital assistants (PDA's), pagers, cellular phone Smart Cards, value-refill smart cards and computers. Our product offering change and improve rapidly over time. Set forth below is a sample products that we offer in our retail chain stores:

     Mobile/Cellular Telephones

     Mobile/Cellular telephones are an integrated communications system that integrate wired, wireless, exchange equipment. The Mobile/Cellular telephones are composed of a mobile telephone exchange center, base station and mobile station. Currently, there are two kinds of mobile cellular telephones, (i) the simulated mobile telephone and (ii) the digital mobile telephone. We carry many kinds of brand name mobile telephones and accessories such as, Motorola, Nokia, Ericsson, NEC, Panasonic, Philips, Alcatel and Siemens and local brands such as Narfay Eaoke, TCL and Tongxin.

     HuiXun CP988 YiDian Tong professional Stock Information Machine ("Stock Cattle")

     The Stock Cattle is a professional stock information machine that is the size of an average pager. It contains a touch screen design with a large screen display area. By utilizing high-speed error code resistant technology, information can be accurately transmitted and received. The Stock Cattle is uniquely designed curve function that allows for easier viewing of the stock information shown on the screen. The Stock Cattle also has a built-in calculator function and a large capacity for information storage, which can store up to 4095 stock prices.

     HuiXun CP866 Money Man Stock Information Machine ("Stock Link")

     The Stock Link is a small hand-held device that is the size of a pager. Information can be stored on up to 2700 screens. Paging station can provide other information as value-added services. Besides these, information variation alarm function has been set up to prompt data changes and price prompt function can also be installed to catch investment opportunities.

     SIM Card ("Smart Card")

     The Smart Card is a personal data card used for digital mobile telephone handsets a credit card sized plastic card with an embedded, programmable computer chip, is a secure and versatile tool. Each card represents one user. After the installation of a Smart Card a Global System for Mobile

Communications ("GSM") digital mobile telephone handset can be activated. The Smart Card may be placed in any GSM handset. Phone fee and personal data are automatically identified by a computer center and automatically recorded in the customers' personal account. Gosun is a certified agent of China Mobile and China Unicom for GSM users.

     Value and Value-Rechargeable Smart Cards ("Value Cards")

     The Value Cards are similar to the Smart Card and a generally used for digital mobile telephones. The difference being that each Value Card has a monetary limit and is assigned specific mobile number. Whenever the Value Card is used to make a call or receive a call, phone fees will be automatically deducted from the balance of the card. When the balance becomes zero, the service will automatically stop.

     We offer China Travel Value-refilling Card, Global Link Value-refilling Card, Ruyi Link Value-refilling Card, and South Guangdong Travel Value-refilling Card.

     Pagers

     We sell several brands of two-way pagers and carry maintenance contracts with both Motorola and NEC.

     Computers and PDA's

     In our retail stores, we carry Palm Handspring, Casio and other brands of PDA's. We also carry computers, both desktop and notebooks, made by Samsung and Hewlett Packard.

     The estimated proportion in sales of various products are as follows:

             Type                    Trademark               Sales Proportion
             ----                    ---------               ----------------
     Mobile cellular telephones      Nokia                   38%
                                     Motorola                32%
                                     Ericsson                8%
                                     Siemens                 10%
                                     Others                  12%
     Pagers                          Stock machine           63%
                                     Chinese machine         15%
                                     Digital machine         22%
     Mobile Card                     Number distribution     47%
                                     China Travel            48%
                                     Lingnan Travel          5%
     Others                          IP card                 53%
                                     IC card                 17%
                                     Network card            30%

Suppliers

     We have established close relations with various suppliers. Although certain suppliers are preferred, multiple sources exist for most of the products offered. We generally adhere to the following standards in selecting suppliers:

     o The supplier should have strategic  importance;
     o The supplier should be have the capacity to supply products is short of demand; and
     o There is a pre-existing relationship with the supplier.

     Our policy is to take  advantage  of cash or payment  discounts  offered by manufacturers. We have also been able to obtain substantial levels of manufacturers' rebates based on volume buying levels and on occasion we have been able to negotiate favorable terms on very large volume purchases.

     Our  relationship   with  the  suppliers  is  divided  into  the  following
categories.

     1. Agency System

     We are authorized by Guangdong Mobile Communications Co., Ltd. and Guangdong Universal Communications Co., Ltd. to be their licensed Grade A agent. Guangdong Mobile Communications Co., Ltd. monopolizes the mobile Communications services in Guangdong Province, it is authoritative and powers with market strength. The contents of cooperation of being an agent are as follows:

     o Exclusive Sales: To sell specified commodity (e.g. SIM card) within a specified period (generally for the promotional period on a monthly basis).

     o Approval of Agents of Lower Level: To approve the application for the admission of Grade B retail agents. Through our investigation and verification, we have the right to authorize the distributor, who can satisfy the Mobile Communications Bureau's requirements, to be an agent enterprise of lower level and to enjoy and undertake the rights and duties assigned by the company.

     o Compensation: We enjoy the top grade labor service payment provided by the Mobile Communications Bureau.

     o The Mobile Communications Bureau will support the Company for holding relevant large-scale promotional activities.

     o China Mobile and China Unicom will also support all major promotional activities held by Gosun.

     2.   Product Buying and Selling System

     The manufacturers and distributors in the Communications industry in the PRC utilize our retail channels to sell their products into the market. This cooperation method varies from case to case, depending on mutual relations and natures of the product. We have entered into the following three kinds of cooperation:

     o Commissioned Sales: The biggest benefit of commissioned sales is that there exists no risk and no purchase cost. In the condition that no fund is being put up, the profit thus produced is the based profit plus risk-premium payment. This kind of cooperation must be built on the basis of mutual confidence and long-term cooperation. Only those enterprises with actual economic strength and adequate selling channels can enjoy such kind of credit cooperation. In addition, commissioned sales will not lead to operation losses as a result of price-cutting.

     o We are commissioned to sell the following brands of equipment and parts: Motorola, Ericsson, Siemens, Sony, Mitsubishi, Alcat, Samsung, Hewlett Packard, Eoke, Tongxin, NEC and TCL. Such a no-cost, high-profit commissioned sales system has become one of the sources of income.

     The representative cooperators that use this cooperation method include Jiangmen Xinlian Communications Co., Ltd.; Guangdong Yifang Communications Co., Ltd.; and Foshan Gaoxun.

     3.   Target System

     o The manufacturers or distributors work together with us and pre-set certain sales target for each retail store. Target system has become a hot spot in market operation and has become a trend. Boasting the advantages of low risk, low cost and fair profit margin, this method is only inferior to the commissioned sales system.

     o The suppliers that are cooperating with us in this mode include the agent of Motorola, the agent of Ericsson, Siemens, Mitsubishi, Sony, TCL, Decell, and South Hi-Tech. The contents of cooperation are basically same as those of commissioned sales system.

     4.   Purchase and Sale System

     The purchase and sale system is a traditional method in the sales industry. The quantity of products that are supplied in this method accounts for three fourth of the total quantity of products we sold. We have carried out the purchase and sale cooperation with the agent of Motorola, the agent of Ericsson, the agent of Nokia, and Siemens for part of their products. The contents and advantages of this system are as follows: o To make plans on sales volume and provide price-based rewards and quantity-based rewards. In comparison with the commissioned sales system, the obvious advantage of this method is that the amount of monthly rewards can be as high as tens of thousand of RMB.

     o There is a corresponding extension period in the aspect of price protection. The suppliers that adopt this cooperation mode include Tianyin Communications Company; CellStar; and Ningbo Dongfang Communications Company.

     Set forth below are primary suppliers and the forms of cooperation we have with each of them.



                   Suppliers                                         Form of Cooperation
        --------------------------------  -------------------------------------------------------------------------

        China Mobile                      Primary Agent:  Assignment of GSM139-series mobile phone number; China
                                          Travel Refilling Cards

        China Unicom                      Primary Agent:  Assignment of GSM130-series mobile phone number, Ruyi
                                          Link Refilling Cards, 193 Truck Call service

        China Telecom                     200-cards, IP cards, IC cards

        China Railway Communication       Agent of IDD truck call service

        China Jitong                      Consignment of IP phone cards

        Nokia                             First primary terminal agent in China, certified inspector of mobile phones

        Motorola                          Terminal partner of sales network, certified mobile repairs and maintenance

        Siemens                           Terminal partner of sales network

        Panasonic                         Terminal partner of sales network, certified mobile repairs and maintenance

        Mitsubishi                        Terminal partner of sales network, certified mobile repairs and maintenance

        Alcatel                           Terminal partner of sales network, certified mobile repairs and maintenance

        Ericsson                          Terminal partner of sales network, certified mobile repairs and maintenance


Our Strategy

     Our strategy is to capitalize on our position as the upscale, full service consumer electronics alternative to our competitors. The following are some of the key elements of our business strategy: o increase the quantity of retail localities; o reduce debt and related financing expenses; o increase advertising budget; o strengthen the training of our employees; o implement the use of technical software to increase labor efficiency; o strengthen our relationship with China Telecom.

     In addition to our business strategy, which integrates outstanding product selection and after-market service and support, we intend to grow our business by doing the following:

     Increase Same Store Sales

     We expect to increase our same store sales by continuing our focus on products incorporating the latest technology, since higher sales prices are typically associated with these products. For example, we feel that by offering an increasing number of digitally based products as they become available on the market, we can benefit from the higher prices at which these products are sold. We are also increasing our same store sales by expanding the capabilities that can be incorporated iinto our integrated systems.

     Open New Stores

     We expect to continue to explore the opening of new stores in geographic areas within our existing distribution network and advertising radius in order to realize efficiencies and cost benefits derived from the clustering of our stores. Our current plans are to open eight new stores in the Bejing area.

     Upgrade Existing Stores and Pursue Acquisitions

     We continually improve our existing stores by upgrading and rotating product displays and remodeling the interiors. We believe that we may gain significant benefits through strategic acquisitions of local and regional specialty retailers. Due to the fragmentation of the retail consumer electronics market, many opportunities exist for the acquisition of high-end stores. We have identified geographic markets with favorable demographics and intend to pursue acquisitions of local and regional stores with local brand-name recognition as a platform for expansion into those markets.

China's Communication Industry

     According to China Marketing Research Center's report of year 2001, total revenue of China's communication business from January to November reached $43.6 billion, with an increase of 13.8% over the same period last year 2000. The increase is above the average increase level of GDP, in which telecommunication business contributed a total of $1.16 billion with an increase of 13%. At the same time, the number of national telephone users increased by 87.6 million to 317 million in which mobile telephone users increased by 54.7 million to 140 million. China has become the country with the most populated mobile telephone users in the world. Fixed line telephone users also increased by 32.9 million to 177 million.

     A WAP website established by China Mobile, Monternet Plan has boosted the rapid growth of China's mobile communication businesses with its focus on SMS short messages. Internet has entered into a reasonable developing era, and is developing steadily. As a result, the number of registered users of Internet services increased by almost 1 million to 12.5 million in year 2001. Including the ISP card users, China's internet service users reach 26.5 million.

     According to the same report by China Marketing Research Center, China Telecom has split into two companies--China Network Communication Group which is made up of the Northern region of the former China Telecom, the former China Netcom, and the former China Jilting Communication; and New China Telecom which is made up of Southern region of the former China Telecom. In addition, China Railway Communication has been approved to enter into the telecommunication operation business. In year 2001, China Satellite Communication Group was established. Thus the "5+1" pattern--the new structure of China telecommunication business has appeared to be: i) new China Telecom, ii) China Netcom, iii) China Mobile, iv) China Unicom, v) China Railcom and vi) China Satecom.

     The report by China Marketing Research Center also showed that, in year 2001, investments of China telecommunication operators in capital assets reached $23.8 billion from January to November, in which China Post had $726 million and China Telecom $23.1 billion. Regarding the investment in China telecommunication sector, China Mobile and China Unicom have invested more than China Telecom. In addition, other newly-established telecommunication operation arms of major government entities increased their investments. For example, China Railcom, the railroad company of China, put in an investment of over $1.2 billion to improve her already exist fiber optics network for commercializing its utilization. China Unicom also put in $1.5 billion to built up its exclusive CDMA network.

     According to the Ministry of Information Industry of the PRC, China telecommunication revenue will reach $120 billion by year 2005, with an annual average increasing rate of 23%, in which China Post is expected to have $9.6 billion and China Telecom $110 billion in telecommunication related revenue. China's fixed-line communication network and mobile communication network will become number one in the world, with total telephone users of 500 million, and data, multi-media and Internet users 200 million and 15% of the total population in China utilizing Internet.

Competition

     Generally, our stores are in competition not only with other stores in the geographic areas in which they operate but also with other types of retail outlets, including specialty stores, general merchandise stores and off-price and discount stores.

     Competitive factors in the market for our products include: technology offered; price; availability of vendor financing; product and system performance, product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers, and time-to-market. In Guangzhou, there are nearly 2000 retailers selling Communications products. There are 665 chain stores and manufacturers' specialty stores, which is less than 34 percent of the total number of stores.

     In Shanghai, the development of the Communications market started in 1992. Take mobile phone for example, in 1992, there was 10,000 users in Shanghai, in 1993 the number doubled to 40,000, in 1995 to 170,000, in 1996 to 360,000, in
1998 surpass 1 million, in 2000 reached 3 million. Every 10 people have 2.5 mobile phones.

Employees and Consultants

     As of December 31, 2001 we had approximately 400 employees.

Seasonality

     The retailing business is seasonal in nature with a high proportion of sales and operating income generated in the months of October, November and December. Working capital requirements fluctuate during the year, increasing somewhat in  mid-Summer in  anticipation  of the Fall  merchandising  season and increasing substantially prior to December when the Company must carry significantly higher inventory levels.

Governmental Regulation Of Our Operations In China

     All of our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

     The Chinese Legal System

     The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

     Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

     Economic Reform Issues

     Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     o    We will be able to capitalize on economic reforms;
     o The Chinese government will continue its pursuit of economic reform policies;
     o The economic policies, even if pursued, will be successful; o Economic policies will not be significantly altered from time to time; and o Business operations in China will not become subject to the risk of nationalization.

     Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

     Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

     Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Rennin, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company's operations.

     To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

     China's Accession into the WTO

     On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies and attract investment capital. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our corporate headquarters are located at 80 Zhong Shan Er Road Guangzhou, China 510080. We rent the following stores in Guangdong Province, the PRC:


                                                                                     Monthly Rental
      Chain Store                Address           Rental Begin    Rental Expire          (US$)           Area (m2)
      -----------                -------           ------------    -------------          -----           ---------

 Zhongshan Er Rd. Main     #80, Zhongshan Er Rd   Nov. 11, 1999    Nov. 27, 2007          6,160              680
          Hall
       Qianjin Rd           Shop 801,802, 1/F,     Mar. 1, 2000     Mar. 1, 2005          4,830              400
     Sub-Main Hall        #99, Jiangnan Street,
                                  Middle

RenMing Zhong Chainstore    1/F, #258, RenMing     Jan. 1, 1999    Dec. 31, 2002          4,227              88
                                Zhong Road
     JiangNan Zhong          Shop11-13, #246,      Jan. 1, 2000    Dec. 31, 2002          3,713              120
       Chainstore         Jiangnan Street Middle
Shi Pai Dong Chainstore   #4, Shi Pai Dong Road   Dec. 18, 2000    July 18, 2002          1,400              39

     Zhonghua Plaza       4/F, #23,Zhongsha San    Aug. 8, 2000     Aug. 8, 2003          1,498              131
       Chainstore                  Road
  Guangyuan Chainstore    1/F, Jingtai Zhi Road    July 1, 2000     Mar.31, 2003          1,932              70
   Chigan Chainstore        #40, Chigan Road.     Dec. 31, 2000    Dec. 31, 2004          2,088              332

  Fanggong Chainstore       1/F, #9, LuJu Road    Dec. 18, 2000    Dec. 17, 2005          1,576              200
Zhongshan Ba Chainstore    Shop1, #91, Zhonshan    Oct. 1, 2000    Dec. 31, 2004          1,932              85
                                 Ba Road
     Jiangnan Zhong         1/F, Shop 3, #255,     May 18, 2001     May 17, 2004          4,589              100
     IT Chainstore          Jiangnan Boulevard
  Renmin Zhong Rd. IT       F.1-2, #346 & 348,    March 1, 2001    Feb. 28, 2005          3,744              497
       Chainstore            Renmin Zhong Rd.
    Lingyuan Xi Rd.       F.1, #13, Lingyuan Xi   Nov. 20, 2001    Nov. 30, 2005          9,662              120
       Chainstore                  Rd.
    Huang Pu              1/F, #3, Da             Aug. 16, 2001    Aug. 15, 2011          1,811              120
       Chainstore          Shan Dong Road

         We rent the following stores in Shanghai, the PRC:

      Chain Store                Address           Rental Began    Rental Expires    Monthly Rental       Area (m2)
      -----------                -------           ------------    --------------                         ---------
                                                                                         (US$)
  Tai Ping Yang Store       #1117 Zhao Jia Bin    Nov. 16, 2001    Oct. 30, 2002          2,554              N/A
                           Road, Tai Ping Yang
                                  Plaza
 Shangxi Nan Road Store   #338, Shangxi Nan Road   Nov. 1, 2000     Oct 30, 2003          3,502              N/A

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Prices Of Common Stock

     The Company's common stock began quotation on the Over-the-Counter Bulletin Board on under the symbol "HOMM" on April 12, 1999. The Company's symbol was changed to "GOSN" on April 4, 2001. The following table sets forth the range of bid prices of the Company's common stock as quoted on pink sheets during the periods indicated and the prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                           Price Range
                                                      High               Low
       Fiscal Year Ended December 31, 2000
       First Quarter                                 $3.56              $ .03
       Second Quarter                                $3.56              $ .66
       Third Quarter                                 $3.56              $3.56
       Fourth Quarter                                $3.56              $ .74

       Fiscal Year Ended December 31, 2001
       First Quarter                                 $1.37              $1.00
       Second Quarter                                 N/A                N/A
       Third Quarter                                 $1.57             $0.588
       Fourth Quarter                                $2.55             $0.647

     Our common shares are issued in registered form. Atlas Stock Transfer in Salt Lake City, Utah is our registrar and transfer agent.

     On February 11, 2002 we filed a registration statement on Form SB-2 covering the resale of 1,745,000 shares of our common stock issuable upon conversion of our 8% Convertible Notes issuabled in a private placement on December 21, 2001.

     On December 12, 2001 we issued 18,750 shares of common stock to a consultant for consulting services. The shares were issued in a private placement pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

     In October 2001, we issued 49, 250 shares of common stock to a business consultant for professional services. The shares were issued in a private placement pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

     On August 6th, 2001 we issued 48,000 shares of common stock to a business consultant as payment for an account payable of US$36,000. The shares were issued in a private placement pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

     On July 1, 2001 we issued 25,000 shares of common stock to a legal consultant. The shares were issued in a private placement pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

     On March 16, 2001 we entered an agreement with a consultant. Pursuant to the financial terms of the Agreement, we issued 25,000 shares to the financial consultant. The shares were issued in a private placement pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(b)  Shareholders

     As of December 31, 2001, there were 30,093,179 shares of common stock outstanding held by approximately 615 shareholders.

(c)  Dividends

     We have never declared or paid any cash dividends on our common stock and it we do not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The principal activities of the Company and its subsidiaries are selling telecommunication equipment and related products and acting as an agent of cellular and paging services providers in the PRC. Through our subsidiaries in PRC, we operate a number of chain stores and sell a board range of telecommunication products. One of our principal subsidiary, Guangdong Chain Operation, is a primary agent of a related company, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation ("China Mobile"), one of two exclusive cellular communications providers in the PRC, within the region of Guangzhou.

Critical Accounting Policies

     Our consolidated financial statements have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to use estimates and assumptions and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We based our estimation on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are as follows:

     Rebates and Subsidies Receivable

     Our subsidiary, Guangdong Chain Operation, is one of the distributors of China Mobile, China Unicom and Nokia in the PRC. According to distribution agreements signed with the above suppliers, Guangdong Chain Operation is entitled to receive certain rebates and subsidies for inventories sold and subject to conditions as imposed by the suppliers. In general, the suppliers will approve the applications for rebates and subsidies within a certain period of time subsequent to the inventories sold. However, at the end of the reporting period, the Company has to estimate the relevant rebates and subsidies receivable based on the quantities of inventories sold and the anticipated approvals to be obtained from the suppliers, therefore, actual results could differ from our estimated amount.

     Accounting for Income Taxes

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded. As of December 31, 2001, we have recorded a valuation allowance of approximately $208,000 against our deferred tax assets balance due to uncertainties mainly related to our deferred tax assets as a result of our history of losses in the Company and its subsidiaries. The valuation is based on our estimates of taxable income in the Company and its subsidiaries and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in the future periods, we may need to change the valuation allowance, which could impact our financial position and results of operations.

Management's Discussion and Analysis of Plan of Operations.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Annual Report.

     Results of Operations

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the year ended December 31, 2001, December 31, 2000 and December 31, 1999. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Report:



(In US$ 000)                                       Year Ended December 31

                                                  2001         2000      1999
Revenue
    Sales of Cellular Phones and Pagers         23,721       11,853        29
    Sales of Smart Cards                        42,630          ---       ---
    Agency Service                               2,206        2,345        52
                                                 -----        -----        --
                                                68,557       14,198        81

Cost of Revenue
    Cost of Cellular Phones and Pagers        (22,914)     (11,215)      (41)
    Cost of Smart Cards                       (41,686)          ---       ---
    Agency Service                               (313)        (565)       ---
                                                 -----        -----       ---
                                              (64,913)     (11,780)      (41)

Gross Profit                                     3,644       2,418        40
    Gross Profit Margin                             5%          17%       49%

Other Operating Income                            418           88         4
Selling Expenses                               (2,610)      (1,555)      (50)
General and Administrative Expenses            (1,425)        (825)      (31)
Financing/Interest Expenses                      (113)          (9)       ---

Income before Income Taxes                        (86)         117       (37)
Income Taxes                                     (160)         ---        ---
Minority Interest                                  43           10        ---
                                                   --           --        ---

Net Income (Loss)                                (203)          127      (37)

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Revenue, Cost of Revenue, and Gross Profit Margin

       Total revenue for the year ended December 31, 2001 increased by US$54.4 million or 382.9% to US$68.6 million, compared to US$14.2 million for the year ended December 31, 2000. The increase in total revenue was primarily the result of the Company's continuous effort on promoting the corporate image in its respective industry as well as strategies to the opening of larger retail stores for attracting customers. For the year ended December 31, 2001, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for cellular communication paging services providers in the PRC. Of the total revenue of US$68.6 million for the year ended December 31, 2001, 34.6% was generated from the sales of cellular phones and pagers; 62.2% from the sales of smart cards and 3.2% from agency service. Compared with the total revenue of US$14.2 million for the year ended December 31, 2000, 83.5% was generated from the sales of cellular phones and pagers; none from the sales of smart cards; and 16.5% from agency service.

     As of December 31, 2001, there were 14 stores in the Guangdong Province that generated a total of US$66.5 million in total revenue and 2 stores in Shanghai that generated a total of US$2.0 million in total revenue. During the year 2001, the Company has closed down several under performing stores and opened stores in better location and bigger in size in the Guangdong Province. The management believes that the Company's strategy to open relatively larger stores will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

       Total cost of sales of cellular phones and pagers for the year ended December 31, 2001 was US$22.9 million, an increase of 104.3% or US$11.7 million over US$11.2 million for the year ended December 31, 2000. Total cost of sales of smart cards for the year ended December 31, 2001 was US$41.7 million, compared to none for the same corresponding period in year 2000. Total cost of providing agency service for the year ended December 31, 2001 was US$313,000, compared to US$565,000 for the year ended December 31, 2000, a decrease of 44.6%. The cost of sales of cellular phones and pagers represented 35.3% of the total costs of sales for the year ended December 31, 2001, compared to 95.2% for the same corresponding period in year 2000. Total cost of sales of smart cards approximated 64.2% of the total costs of sales for the year ended December 31, 2001, compared to none for the same corresponding period in year 2000. And the total cost of providing agency service represented a very minimal amount for the year ended December 31, 2001, compared to 4.8% for the year ended December 31, 2000.

     The 12% decreased in gross profit margin from 17% for the year ended December 31, 2000 to 5% for the year ended December 31, 2001 was the result of the increase in competition of selling cellular phones, pagers and smart cards. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the next few years. However, management plans to increase the number of mega stores in Guangdong Province in order to improve sales revenue. Management also plans to offer other value-added services for customers, for example, discounted repair and maintenance bundles when purchasing cellular phones and other telecommunication related and IT products.

     Other Operating Income

     Other Operating income for the year ended December 31, 2001 increased by US$330,000, or 375.0% to US$418,000, compared to US$88,000 for the year ended December 31, 2000. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services. During the year 2001, the Company has been appointed as the Grade A agent for a number of cellular phone manufacturers to provide repairs and maintenance services to end-users.

     Selling Expenses

     Selling expenses for the year ended December 31, 2001 increased by US$1.1 million or 67.8% to US$2.6 million, compared to US$1.6 million for the year ended December 31, 2000. The increase was mainly due to the following factors:

a) Salaries and wages --- Salaries and wages increased by US$416,000, or 56.0% for the year ended December 31, 2001 to US$1,159,000, compared to US$743,000 for the year ended December 31, 2000. The increase was mainly due to the increase in salespersons as a result of the increase in number of mega store retail outlets. On average, there was 40 staff working in a mega store.

b) Rental expenses --- Rental expenses increased by US$303,000, or 94.0% for the year ended December 31, 2001 to US$626,000, compared to US$323,000 for the year ended December 31, 2000. The increase was primarily due to the increase of number of mega retail stores in the year 2001.

c) Advertising and promotional expenses - Advertising and promotional expenses increased by US$105,000, or 52.2% for the year ended December 31, 2001 to US$306,000, compared to US$201,000 for the same corresponding period in year 2000. The increase in these expenses was due to additional effort to promote Company's products and improve corporate image.

d) Communication expenses - Communication expenses increased by US$63,000, or 203.2% for the year ended December 31, 2001 to US$94,000, compared to US$31,000 for the year ended December 31, 2000. The increase was the result of improvement of communication channels in the domestic provinces.


     General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2001 increased by US$600,000 or 72.7% to US$1.4 million, compared to US$825,000 for the year ended December 31, 2000. The Company continues its development of the businesses and aims to employ high caliber individuals to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

a) Salaries - Salaries for the year ended December 31, 2001 increased by US$157,000 or 99.4% to US$315,000, compared to US$158,000 for the year ended December 31, 2000.

     The increase was mainly the result of increase number of administrative staff during year 2001.

b) Professional Fees - Professional fees increased by US$155,000 for the year ended December 31, 2001, compared to none for the same corresponding period in year 2000. The professional fees were paid for financial advisors and public relation firms as well as for US attorney to the preparation and review of quarterly financial reports and for the corporate compliance as a US listed company.

c) Audit Fee - Audit fee increased by US$74,000 for the year ended December 31, 2001, compared to only US$24,000 for the same corresponding period in year 2000. The increase in audit fee was mainly due to the audit and reviews of annual and quarterly reports and for the corporate compliance as a US listed company.


     Financial Expenses

     Financing expenses was US$120,000 for the year ended December 31, 2001, compared to US$11,000 for the year ended December 31, 2000. The increase was primarily the result of five outstanding short-term bank loans obtained from commercial banks in the PRC for the provision of sufficient working capital.


     Income Taxes

     The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. Most of the subsidiaries have already expired their tax holidays. The provision for income taxes was due primarily to the impact of the earning subsidiaries as well as the setting up of valuation allowances against net tax benefit earned by other subsidiaries.


     Minority Interest

     Minority interest of US$43,000 for the year ended December 31, 2001 was the result of proportion sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.


     Net Income/Loss

     Net loss was US$203,000 for the year ended December 31, 2001, comparing to a net income of US$127,000 for the year ended December 31, 2000, a decrease of US$330,000. The decrease was primarily due to thinner margin on telecommunication products as a result of increase competition and increase expenses related to the corporate strategy to build additional mega stores and to acquire higher market share in the region. Increase in professional fee and audit fee to fulfill the corporate compliance requirements as a US listed company also contributed to the loss for the year ended December 31, 2001.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

     Revenue, Cost of Revenue, and Gross Profit Margin

     Total revenue for the year ended December 31, 2000 was US$14.2 million, compared to only US$81,000 for the year ended December 31, 1999, an increase of US$14.1 million. The increase in total revenue was primarily the result of the Company's continuous effort on promoting the corporate image in its respective industry as well as strategies to the opening of larger retail stores for attracting customers. For the year ended December 31, 2000, the Company has two major sources of revenue, namely from selling cellular phones and pagers and acting as a licensed primary agent for cellular communication providers in the PRC. Of the total revenue of US$14.2 million for the year ended December 31, 2000, 83.5% was generated from the sales of cellular phones and pagers and 16.5% from agency service. Compared with the total revenue of US$81,000 for the year ended December 31, 1999, 35.8% was generated from the sales of cellular phones and pagers and 64.2% from agency service.

     As of December 31, 2000, stores in the Guangdong Province generated total revenue of US$14.0 million and stores in Shanghai contributed total revenue of US$164,000. During the year 2000, the Company was in the early expansion stage and has opened a number of stores in various locations in the Guangdong Province. The management believes that the Company's strategy to open relatively larger store will continue. The management further believes that this strategy can capture the economy of scale and can provide variety of choices for consumers to choose from.

     Total cost of sales of cellular phones and pagers for the year ended December 31, 2000 was US$11.2 million, compared to only US$41,000 for the year ended December 31, 1999, an increase of US$11.1 million. Total cost of providing agency service for the year ended December 31, 2000 was US$565,000, compared to none for the year ended December 31, 1999. The cost of sales of cellular phones and pagers represented 95.2% of the total costs of sales for the year ended December 31, 2000, compared to 100.0% for the same corresponding period in year 1999. And the total cost of providing agency service represented 4.8% for the year ended December 31, 2000, compared to none for the year ended December 31, 1999.

     The 32% decreased in gross profit margin from 49% for the year ended December 31, 1999 to 17% for the year ended December 31, 2000 was the result of the increase in competition of selling cellular phones and pagers.


     Other Operating Income

     Other Operating income for the year ended December 31, 2000 was US$88,000, compared to only US$4,000 for the year ended December 31, 1999, an increase of US$84,000. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.

     Selling Expenses

     Selling expenses for the year ended December 31, 2000 increased by US$1.5 million to US$1.6 million, compared to only US$50,000 for the year ended December 31, 1999 when the Company was in its early development stage. The increase was mainly due to the following factors:

a) Salaries and wages --- Salaries and wages were US$743,000 for the year ended December 31, 2000, compared to US$24,000 for the year ended December 31, 1999, an increase of US$719,000. The increase was mainly due to the increase in salespersons as a result of the increase in number of retail outlets.

b) Advertising and promotional expenses - Advertising and promotional expenses were US$201,000 for the year ended December 31, 2000, compared to only US$3,000 for the year ended December 31, 1999, an increase of US$198,000. The increase in these expenses was due to additional effort to promote Company's products and improve corporate image.

c) Rental expenses --- Rental expenses were US$323,000 for the year ended December 2000, compared to US$13,000 for the year ended December 31, 1999, an increase of US$310,000. The increase was mainly due to the opening up of a number of new stores in the development stage of the Company.

d) Repair and maintenance Repair and maintenance expenses were US$23,000 for the year ended December 2000. These expenses were spent for the renovation of the new stores during the reporting period.


     General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2000 increased by US$794,000 to US$825,000, compared to only US$31,000 for the year ended December 31, 1999. Most of the increase in general and administrative expenses was related to the increase in number of manpower and head-counts. The following items contributed to most of the increase:

a) Salaries - Salaries expenses, including staff salaries, wages, and welfare, for the year ended December 31, 2000 was US$230,000, compared to only US$11,000 for the year ended December 31,1999, an increase of US$219,000. The increase was mainly the result of increase number of administrative staff during year 2000.

b) Office, low value consumables and other related expenses - Office, low value consumables and other related expenses were US$169,000 for the year ended December 31, 2000. The increase was mainly the results of setting up new retail stores during the reporting period.

     Other increases in general and administrative expenses were in building improvement, communication and travel related expenses.

     Financial Expenses

     Financing expenses was US$11,000 for the year ended December 31, 2000, compared to none for the year ended December 31, 1999. The increase was primarily the result of two outstanding short-term bank loans obtained from commercial banks in the PRC for the provision of sufficient working capital.


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


     Minority Interest

     Minority interest of US$10,000 for the year ended December 31, 2000 was the result of proportion sharing loss of the Shanghai Gosun Communication Chain Operation Co., Ltd by minority shareholders.


     Net Income/Loss

     Net income was US$127,000 for the year ended December 31, 2000, comparing to a net loss of US$37,000 for the year ended December 31, 1999, an increase of US$164,000. The increase was primarily due to contribution from the operations of new retail stores opening up during the report period.


     Liquidity and Capital Resources

     Cash and cash equivalents were US$488,000 as of December 31, 2001. This represents an increase of US$329,000 from December 31, 2000. The increase was primarily due to a positive cash flow from financing activities of proceeds from short-term bank loans totaling US$1.21 million and convertible note issuance totaling US$300,000, which was partially offset by a negative cash flow from operating activities. As of December 31, 2001, there were 5 short-term bank loans outstanding to provide the necessary liquidity of the operations of the Company. The Company has not experienced difficulties to re-finance its short-term bank loans through successful replacement of new facilities. Indeed, 4 of the 5 short-term bank loans have already been replaced.

     Management believes that the level of financial resources is a significant competitive factor in the cellular phone industry accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.


     Future Plans

     Management believes that competition of the sales of telecommunication products will continue to increase, especially in the capital cities of the provinces in the PRC. Management plans to open and continue to build more mega or larger retail stores in major cities other than merely in Guangzhou, the capital city of the Guangdong Province. Simultaneously, management will close down stores in Guangzhou that are under-performing. Management believes that the Company will continuously seek cooperation and alliance opportunities with local as well as international telecommunication operators to further develop its chain store networks and to tap into other telecommunication and IT business areas.

ITEM 7.  FINANCIAL STATEMENTS.

(a)  Financial Statements

The financial statements of the Company are set forth at the end hereof.

(b)  Interim Financial Statements.

     Not  Applicable.

(c)  Financial Statements of Businesses Acquired and to be Acquired.

     Not  Applicable.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

  Name                         Age          Position
  Mr. Yi-biao Chen             37           Chairman of Board of Directors
  Mr. Lu-gao Ye                38           President
  Mr. De-hong Chen             36           Secretary
  Mr. Jie-chao Yang            36           Director
  Mr. Jin-qiu Mai              48           Director
  Mr. Xue-hou Liu              38           Director and CFO
  Mr. Hung Kee Lai             53           Director

     Mr.  Yi-biao  Chen,  is  Chairman  of  Board of  Directors.  He is also the
Chairman of Board of Gosun Group and Guangdong Gosun Network Science & Technology Company Limited, Member of Guangdong Province Youth League, Member of Guangdong Province Political Consultation Conference, Vice-chairman of Guangdong Association of Young Entrepreneurs, one of Top-Ten Young Elites of Guangzhou City, laureate of "Guangdong Province Youth Prize" and "Honorable Citizen of the Capital " from Dongcheng District of Beijing City. From 1988 to 1989, Mr. Chen worked for the Development Research Center of Guangdong Province, engaging in the study of economic strategy. He was dispatched by the Government to lead a state-owned enterprise under the Foreign Economic & Trade Commission of Huicheng District, Huizhou City, Guangdong Province in 1989. He founded Beijing Gosun Communication Corporation in 1991 and Guangdong Gosun Communication Corporation in 1993, and was in charge of the operations of the 2 companies. Mr. Chen graduated from Department of Economics of Zhongshan University with a Bachelor of Art degree.

     Mr. Lu-gao Ye, is the President of the Company and also Vice-chairman of Gosun Group, Chairman of Guangdong Gosun Communication Company Limited. From 1988 to 1994, Mr. Ye was a lecturer of the Department of Physics, South China Normal University. He then joined Gosun Group, in charge of different aspects of business including technology, paging and business development. Mr. Ye graduated from South China Normal University with a Master of Science degree in Education.

     Mr. De-hong Chen, is the Secretary of the Company. From 1997 to 2000, he was the vice-president and finance commissioner in Guangdong Guanhao Advanced Technique Stock Co., Ltd. Mr. Chen subsequently joined Gosun Communication Group and is currently a director and vice-president of Guangdong Gosun Communication Chain Store Co., Ltd., responsible for daily work of operation management. He obtained a Master degree in Finance from Chinese People University.

     Mr. Jie-chao Yang, is a Director of the Company and is also the Vice Chairman of ShangHai Gosun Communication Chain Operation Company Limited ("SHCCO"). Mr. Yang has begun to serve Gosun Group since 1992, in charge of the design and construction of network and development of wireless paging system. He is also in charge of certain technological aspects of the Group. Mr. Yang graduated from Beijing University with a Master of Science degree in Control Theory.

     Mr. Jin-qiu Mai, is a Director of the Company. He is responsible for the day-to-day operations of GGCCO. From 1976 to 1997, he worked for Guangzhou Globe Tyre Manufacturing Factory as Chief Accountant and was promoted to Vice-chairman, supervising financial and accounting affairs. Mr. Mai joined Gosun Group in 1997 and is currently responsible for marketing and financial control. Mr. Mai graduated from Guangdong Spare-time University with a major in accounting.

     Mr. Xue-hou Liu, is a Director and CFO of the Company, and a Director of Guangdong Gosun Network Science & Technology Company Limited and Guangdong Gosun Internet Information Industry Development Company Limited. From 1989 to 1999, he was a manager of the Finance Department of Guangdong Yuefeng Toys Manufacturing Company. Between 1991 and 1996, he worked for Guangdong Province's Office in Hong Kong & Macau as a senior manager of the Investment Department. In 1996, he assisted the listing of Jilin Province Jifa Agricultural Development Company Limited on Shanghai Stock Exchange. Mr. Liu graduated from Zhongshan University with a Bachelor degree in Economics in 1986 and a Master degree in Economics in 1989.

     Mr. Hung Kee Lai, is a Director of the Company. He has been a financial advisor for Pan-Pacific Capital in Hong Kong since 1998. Between 1992 and 1998, he worked in the corporate finance area for Sassoon Securities Limited, concentrating on analyzing Chinese companies for possible fund raising activities. He was also a financial analyst for the Securities and Exchange Commission of the United Stated between 1984 and 1990. Mr. Lai received his Doctor of Economics degree in Industrial

Economics from Jinan University in Guangdong Province, the PRC; an Master of Business Administration degree in International Business from George Washington University; and an Bachelor of Business Administration degree in accounting from Florida International University.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid during fiscal years ended December 31, 1999, 2000 and 2001 to our Chairman who serves in the capacity of Chief Executive Officer. No other executive officer received compensation in excess of $100,000.



                                                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------- --------------------------------------

                             Annual Compensation                                       Long-Term Compensation
------------------------------------------------------------------------------- --------------------------------------
                                                                                     Awards         Payouts
                                                                                     ------         -------
                                                       Other                       Securities
                                                       Annual        Restricted    Underlying                    All Other
                                                    Compensation       Stock      Options/SARs     LTIP        Compensa-tion
Name and Principal      Year       Salary     Bonus                   Award(s)                    Payouts
Position                            ($)        ($)       ($)            ($)           (#)           ($)               ($)
Yi-biao Chan/Chairman   2001       3,382        -         -              -             -             -                 -

Yi-biao Chan/Chairman   2000        -           -         -              -             -             -                 -

Yi-biao Chan/Chairman   1999        -           -         -              -             -             -                 -


     The directors have no short-term plans in granting the remaining options to purchase totally 2,040,000 post split shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 2001.

                                                     Number of    Percentage
                                  Title of Class   Shares Owned    of Class
                                  --------------   ------------    --------
Directors and Officers
----------------------

 Directors and Executive
 Officers (5 persons)          Common Stock          20,211,070      67.16%


 5% or More Beneficial
 --------------------
 Ownership
 ---------
Yi-biao Chen
80 Zhong Shan Er Road
Guangzhon
China 510080                                        16,781,624       55.77%

Business Affairs
Entertainment Inc.
11661, San Vincente Blvd.                            1,897,526        6.31%
#408, Union Bank Tower
Los Angeles, CA 90049

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The majority owner of the Company owns minority equity interests in several other companies including Guangdong Gosun Communication Development Company Limited ("GGCD"), Shanghai Gosun Network Science & Technology Co., Ltd. ("SGNST") and Guangdong Gosun Internet Information Industry Co. Ltd. ("GGIII").

The following is a summary of balances with the affiliated companies:


                                                                       December 31,           December 31,
                                                                           2001                   2000
                                                                     -----------------      -----------------
Due from affiliates:                                                       US$                    US$
Guangdong Gosun Communications Development Company Limited                  303,987                244,793
Shanghai Gosun Network Science & Technology Co., Ltd.                       180,358                 68,986
Guangdong Gosun Internet Information Industry Co., Ltd.                     801,231                451,691
Shenzhen Gosun Communications Co. Ltd.                                      182,367                      -
Kwok Shun Communication (Hong Kong)Investment Ltd.                           16,000                      -
Shenzhen Gosun Digital Chain Opertion Co., Ltd.                              17,011                      -
Dongguan Gosun Network Science & Technology Co., Ltd.                          -                   171,849
                                                                     -----------------      -----------------

Total                                                                     1,500,954                937,319
                                                                     =================      =================





                                                                       December 31,           December 31,
                                                                           2001                   2000
                                                                     -----------------      -----------------
Due to affiliates:                                                         US$                    US$
Guangdong Gosun Communications Development Company Limited                   90,581                      -
Guangdong Gosun Internet Information Industry Co., Ltd.                         -                   17,448
                                                                     -----------------      -----------------

Total                                                                        90,581                 17,448
                                                                     =================      =================


ITEM 13.  EXHIBITS AND REPORTS ON 8K.

(a) (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number                     Description
--------------                     -----------

2.1 Share Exchange Agreement dated as of January 12, 2001, Incorporated herein by reference from the Company's filing on Form 8-K filed on January 29, 2001..

3.1 Articles of Incorporation, Incorporated herein by reference from the Company's fling on Form 10-KSB filed on June 8, 1999.

3.2 Bylaws Incorporated herein by reference from the Company's filing on Form 10-KSB filed on June 8, 1999.

11.1 Statement of Computation of per share earning*

*Filed herewith
(b)  There a report filed Form 8-K on December 18, 2000 reporting an Item 5.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOSUN COMMUNICATIONS LIMITED, INC.

Dated:  April 22, 2002            By /s/  Yi-baio Chen
                                    ----------------------------------
                                  Name:   Yi-biao Chen
                                  Title:  Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 22, 2002            By /s/  Yi-baio chen
                                    ----------------------------------
                                  Name :  Yi-biao Chen
                                  Title:  Chairman of the Board

Dated:  April 22, 2002            By /s/  Lu-gao Ye
                                    ----------------------------------
                                  Name:   Lu-gao Ye
                                  Title:  President

                         GOSUN COMMUNICATIONS LTD., INC.

                        Consolidated Financial Statements
                  For the year ended December 31, 2001 and 2000

                         GOSUN COMMUNICATIONS LTD., INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      Page
Report of Independent Auditors                      F-1
Consolidated Balance Sheets                         F-2
Consolidated Statements of Income                   F-3
Consolidated Statements of Stockholders' Equity     F-4
Consolidated Statements of Cash Flows               F-5 - F-6
Notes to Consolidated Financial Statements          F-7 - F-21

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
Gosun Communications Ltd., Inc.


     We have audited the accompanying consolidated balance sheets of Gosun Communications Ltd., Inc. ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Gosun Communications Ltd., Inc. as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                   BDO International
                                                   Certified Public Accountants

Hong Kong, March 28, 2002

                         GOSUN COMMUNICATIONS LTD., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  December 31,         December 31,
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                        US$                  US$
Current assets
    Cash and cash equivalents                                                         488,238              158,927
    Accounts receivable, net of bad debt provision
     (US$9,107, nil)                                                                  561,887              152,498
    Advances to suppliers                                                               2,302              224,019
    Other receivables (Note 2)                                                        450,621              393,763
    Income taxes recoverable                                                                -                4,272
    Inventories (Note 3)                                                            1,234,234              780,798
    Amounts due from affiliates (Note 6)                                            1,500,954              937,319
                                                                                -----------------    -----------------
Total current assets                                                                4,238,236           2,651,596

Investment in an equity investee (Note 4)                                              50,585                    -
Advance capital contribution (Note 6)                                                       -               59,179
Deposits                                                                              300,649              199,746
Property, plant and equipment, net (Note 5)                                           539,409              476,551
                                                                                -----------------    -----------------

Total assets                                                                        5,128,879            3,387,072
                                                                                =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                   700,922             725,049
    Accrued employee compensation and benefits                                          24,440              34,500
    Other payables and accrued expenses (Note 9)                                       998,567             936,705
    Income taxes payable                                                               153,116                   -
    Amounts due to affiliates (Note 6)                                                  90,581              17,448
    Short term bank loans (Note 8)                                                   1,690,821             483,092
                                                                                 ----------------   ------------------
Total current liabilities                                                            3,658,447           2,196,794

Amount due to stockholder (Note 7)                                                     178,744             156,401
Convertible note, net of debt discount of US$89,400 (Note 10)                          210,600                   -
                                                                                 ----------------   ------------------
Total liabilities                                                                    4,047,791           2,353,195
                                                                                 ----------------   ------------------

Commitments and contingencies (Note 13)

Stockholders' equity
    Preferred stock series A, par value US$0.001 per share; 100,000
       shares authorized; no shares issued and outstanding                                   -                   -
    Preferred stock series B, par value US$0.001 per share; 5,000
       shares authorized; no shares issued and outstanding                                   -                   -
    Common stock, par value US$0.001 per share; 49,000,000 shares authorized; 30,093,179 (2000: 26,705,521) shares issued and
        outstanding                                                                     30,093              26,705
    Unissued common stock                                                               39,375                   -
    Additional paid in capital                                                       1,117,827             867,015
    Retained earnings (accumulated losses)                                            (113,182)             89,847
                                                                                 ----------------   ------------------
                                                                                     1,074,113             983,567
                                                                                 ----------------   ------------------
Minority interest                                                                        6,975              50,310
                                                                                 ----------------   ------------------

Total liabilities and stockholders' equity                                           5,128,879           3,387,072
                                                                                 ================   ==================


        See accompanying notes to the consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                               Year ended               Year ended
                                            December 31, 2001        December 31, 2000
                                          ----------------------  ------------------------
                                                   US$                      US$
Revenue
  Sales of cellular phones and pagers           23,721,206                11,852,766
  Sales of smart cards                          42,629,732                         -
  Agency service                                 2,206,009                 2,344,905
                                              -------------            --------------
                                                 68,556,947                14,197,671
                                              .............            ..............

Cost of revenue
  Cost of cellular phones and pagers            22,913,542                11,214,573
  Cost of smart cards                           41,686,128                         -
  Agency service                                   312,884                   564,608
                                              -------------            --------------

                                                64,912,554                11,779,181
                                              .............            ..............
                                              -------------            --------------


Gross profit                                     3,644,393                 2,418,490

Other operating income, net                        418,204                    87,958
                                              -------------            --------------
                                                 4,062,597                 2,506,448

Selling expenses                                 2,610,401                 1,555,294
General and administrative expenses              1,425,401                   825,481
                                              -------------            --------------

Operating income                                    26,795                   125,673
                                              .............            ..............

Other income (expenses)
  Interest income                                   15,741                     2,276
  Interest expenses                               (120,310)                  (11,178)
  Share of loss of an equity investee               (8,594)                        -
                                              -------------            --------------

Total other expenses, net                         (113,163)                   (8,902)
                                              .............            ..............
                                              -------------            --------------

Income (loss) before income taxes and
  minority interest                                (86,368)                  116,771
Income taxes (Note 11)                             159,996                         -
                                              -------------            --------------

Income (loss) before minority interest            (246,364)                  116,771

Minority interest                                   43,335                    10,077
                                              -------------            --------------

Net income (loss)                                 (203,029)                  126,848
                                              =============            ==============

Earnings (loss) per share
- basic and diluted                                  (0.01)                     0.00
                                              =============            ==============

Weighted average common stock
  outstanding
- basic and diluted                             30,019,033                26,705,521
                                              =============            ==============


        See accompanying notes to the consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                     Retained
                                                                     Unissued     Additional         earnings          Total
                                               Common stock           common       paid in        (accumulated      stockholders'
                                           Shares         Amount      stock        capital           losses)           equity
                                       -------------   ----------- ------------  ---------------- --------------- ---------------
                                                          US$          US$             US$             US$              US$
Balance, December 31, 1999              26,705,521        26,705           -         166,532           (37,001)         156,236
   Contribution of capital                       -             -                     700,483                 -          700,483
   Net income for the year
    ended December 31, 2000                      -             -           -               -           126,848          126,848
                                       -------------   ----------- ------------  ---------------- --------------- ---------------

Balance, December 31, 2000              26,705,521       26,705            -         867,015            89,847          983,567
  Issuance of shares in
    connection with reverse
    merger                               1,934,479        1,935            -          (1,935)                -                -
  Exercise of stock options              1,360,000        1,360            -          14,640                 -           16,000
  Fractional shares issued                     179            -            -               -                 -                -
  Issuance of common stock
    in connection with
    consulting services                     93,000           93       39,375         148,707                 -          188,175
  Debt discount                                  -            -            -          89,400                 -           89,400
  Net loss for the year ended
    December 31, 2001                            -            -            -               -          (203,029)        (203,029)
                                       -------------   ----------- ------------  ---------------- --------------- ---------------
Balance, December 31, 2001              30,093,179       30,093       39,375       1,117,827          (113,182)       1,074,113
                                       =============   =========== ============  ================ =============== ===============






         See accompanying notes to the consolidated financial statements

                         GOSUN COMMUNICATIONS LTD., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Year ended              Year ended
                                                   December 31, 2001       December 31, 2000
                                                ------------------------ ----------------------
                                                          US$                     US$
Cash flows from operating activities
   Net income (loss)                                       (203,029)               126,848
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
        Depreciation                                        163,986                 75,977
        Expenses compensated by common stock                188,175                      -
        Unparticipated loss of an equity investee             8,594                      -
        Minority interest                                   (43,335)               (10,077)
        Increase (decrease) from changes in
           Accounts receivable                             (409,389)              (152,498)
           Advances to suppliers                            221,717               (214,068)
           Other receivables and deposits                  (157,761)              (506,885)
           Income taxes recoverable                           4,272                 (4,272)
           Inventories                                     (453,436)              (353,503)
           Amounts due from affiliates, net                (490,502)            (1,122,390)
           Accounts payable                                 (24,127)               725,049
           Accrued employee compensation and benefits       (10,060)                31,643
           Other payables and accrued expenses               61,862                485,091
           Tax payable                                      153,116                      -
           Note payable                                           -               (133,400)
                                                        -------------         -------------
Net cash used in operating activities                      (989,917)            (1,052,485)
                                                        -------------         -------------

Cash flows from investing activities
  Acquisition of property, plant and equipment             (226,844)              (316,939)
  Advance capital contribution                                    -                (59,179)
                                                        -------------         -------------
Net cash used in investing activities                      (226,844)              (376,118)
                                                        -------------         -------------

Cash flows from financing activities
  Repayment to affiliates, net                                    -               (103,325)
  Capital contributed by minority interest of
   subsidiary                                                     -                 60,386
  Proceeds from capital injection                                 -                700,483
  Proceeds from issuing common stock                         16,000                      -
  Advances from stockholder                                  22,343                156,401
  Proceeds from short term bank loans                     2,294,686                724,638
  Repayment of short term bank loans                     (1,086,957)              (241,546)
  Proceeds from convertible note                            300,000                      -
                                                        -------------         -------------
Net cash provided by financing activities                 1,546,072              1,297,037
                                                        -------------         -------------

Net increase (decrease) in cash and cash equivalents        329,311               (131,566)
Cash and cash equivalents, beginning of period              158,927                290,493
                                                        -------------         -------------
Cash and cash equivalents, end of period                    488,238                158,927
                                                        =============         =============


        See accompanying notes to the consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.



                                                        Year ended             Year ended
                                                     December 31, 2001     December 31, 2000
                                                    --------------------  ---------------------
                                                            US$                   US$
Supplemental disclosure of cash flow information
  Interest paid                                             120,310                   11,178
  Income taxes paid                                           2,608                    4,272

Supplemental disclosure of significant non-cash
  transactions
  Issuance of common stock in connection with
   consulting services                                      188,175                        -
  Debt discount based on issuance of warrants
   and beneficial conversion terms                           89,400                        -
  Acquisition of inventories satisfied by
    a note payable                                                -                  295,930
                                                        =============           =============



        See accompanying notes to the consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies


      Reorganization

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

     In order to enforce the exchange agreement, GD Gosun needs to change its legal status from a PRC private company into a Foreign Investment Enterprise in the People's Republic of China (the "PRC"). As of December 31, 2001, the registration of GOSUN as the registered owner of GD Gosun is not yet completed. The documents effecting the transfer of legal ownership in GD Gosun have been submitted to relevant PRC authorities in early March 2002. Approval is expected to be obtained in May 2002. In March 2002, GD Gosun changed its name to Guangdong Gosun Communication Equipment Information Technology Co. Ltd.

      GD Gosun was organized under the laws of the PRC as a private limited liability company on September 15, 2000 to acquire equity interests in Guangdong Gosun Communication Chain Operation Company Limited ("Guangdong Chain Operation") and Guangzhou Jiexun Communication Equipment Limited ("Jiexun"), both private limited liability companies established under the laws of the PRC.

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

      Basis of Presentation

      The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its subsidiaries. All material intercompany transactions have been eliminated

      Business Conducted

      The principal activities of the Company and its subsidiaries are selling telecommunication equipment and related products and acting as an agent of cellular and paging services providers in the PRC. Guangdong Chain Operation is a primary agent of a related company, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation ("China Mobile"), one of two exclusive cellular communications providers in the PRC, within the region of Guangzhou. As of December 31, 2001, Guangdong Chain Operation has sixteen directly owned chain stores operating in the PRC.

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

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

      Basis of Accounting and Principles of Consolidation

      The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") which differ from those used in the statutory financial statements of the subsidiaries. Material differences between U.S. GAAP amounts and amounts in the statutory financial statements have been adjusted for in the consolidation. All material intercompany transactions have been eliminated.

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

       Property, Plant and Equipment and Depreciation

       Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over their estimated useful lives.
                                             Estimated
                                            Useful Life
                                             (in years)
                                     ---------------------------

    Leasehold improvements      the shorter of 4 years or the lease term
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

      Fair Value of Financial Instruments

      The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable and short term bank loans approximate their fair values as of December 31, 2001 and December 31, 2000 because of the relatively short-term maturity of these instruments. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the related party transactions. The interest rate on convertible note at December 31, 2001 approximates the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

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

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

      Pensions and Other Postretirement Benefits

     No retirement or postretirement benefits are provided other than a PRC statutory defined contribution plan. According to PRC statutory requirements, companies are required to contribute 11% to 22.5% of the basic salaries of employees as retirement benefits to a government agency. The amount contributed was US$23,481 and US$18,863 for the year ended December 31, 2001 and 2000, respectively. All contributions are dealt with in the income statements.

      Earnings Per Share

     Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share". Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common stock outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common stock outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock.

     The effect of conversion and exercise of the Company's outstanding convertible note and warrant are not included as their effect is anti-dilutive. The number of dilutive common stock that would be added to the weighted average common stock outstanding if their effect was not anti-dilutive is 378,637.

      New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements.

      SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Other Receivables
                                  December 31,           December 31,
                                      2001                  2000
                                -----------------     ------------------
                                      US$                    US$

Advances to staff                     107,165               142,556
Deposits in suppliers                       -                18,478
Value added tax recoverable           152,893                83,419
Deferred expenses                      70,260                     -
Others                                120,303               149,310
                                -----------------     ------------------

                                      450,621               393,763
                                =================     ==================


Note 3 - Inventories
                                  December 31,            December 31,
                                      2001                   2000
                                -----------------      -----------------
                                      US$                    US$

Merchandise                         1,234,234                780,798
                                =================      =================


Note 4 - Investment in an Equity Investee

     Dongguan Gosun Network Science & Technology Co. Ltd. ("DGNST") is a company incorporated in Dongguan, PRC. It is jointly established by the Company and an affiliate, Guangdong Gosun Internet Information Industry Co., Ltd. on January 11, 2001 and is owned as to 49% by the Company. DGNST is engaged in the retailing of telecommunication equipment and operating internet service provider ("ISP") business.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Property, Plant and Equipment, net

       Property, plant and equipment consists of:

                                      December 31,           December 31,
                                          2001                   2000
                                    -----------------      -----------------
                                          US$                    US$

Leasehold improvements                    456,354                313,478
Motor vehicles                            126,899                126,733
Office equipment                          200,943                117,141
                                    -----------------      -----------------
                                          784,196                557,352
Less accumulated depreciation             244,787                 80,801
                                    -----------------      -----------------

                                          539,409                476,551
                                    =================      =================

     Depreciation charged to operations was US$163,986 and US$75,977 for the year ended December 31, 2001 and 2000, respectively.


Note 6 - Due From and To Affiliates

     The majority owner of the Company owns minority equity interests in several other companies including Guangdong Gosun Communication Development Co. Ltd. ("GGCD"), Shanghai Gosun Network Science & Technology Co., Ltd. ("SGNST"), Guangdong Gosun Internet Information Industry Co. Ltd. ("GGIII"), Shenzhen Gosun Communication Co. Ltd. ("SGC"), Shenzhen Gosun Digital Chain Operation Co. Ltd. ("SGDCO") and Kwok Shun Communication (Hong Kong) Investment Ltd. ("KSCI")

      The following is a summary of balances with the affiliated companies:


                                                                 December 31,         December 31,
                                                                     2001                 2000
                                                               -----------------    -----------------
Due from affiliates:                                                 US$                  US$
Guangdong Gosun Communication Development Co. Ltd.
  ("GGCD")                                                            303,987              244,793
Shanghai Gosun Network Science & Technology Co., Ltd.
  ("SGNST")                                                           180,358               68,986
Guangdong Gosun Internet Information Industry Co., Ltd.
  ("GGIII")                                                           801,231              451,691
Shenzhen Gosun Communication Co. Ltd. ("SGC")                         182,367                    -
Shenzhen Gosun Digital Chain Operation Co. Ltd. ("SGDCO")              17,011                    -
Kwok Shun Communication (Hong Kong ) Investment Ltd.
  ("KSCI")                                                             16,000                    -
Dongguan Gosun Network Science & Technology Co., Ltd.
  ("DGNST")                                                                 -              171,849
                                                               -----------------    -----------------

                                                                    1,500,954              937,319
                                                               =================    =================


                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Due From and To Affiliates - Continued


                                                                 December 31,         December 31,
                                                                     2001                 2000
                                                               -----------------    -----------------
Due to affiliates:                                                   US$                  US$
Guangdong Gosun Communication Development Company Limited
  ("GGCD")                                                             90,581                    -
Guangdong Gosun Internet Information Industry Co., Ltd.
   ("GGIII")                                                                -               17,448
                                                               -----------------    -----------------

                                                                       90,581               17,448
                                                               =================    =================


     GGCD operates a paging service in Guangzhou, PRC. The Company earned agency service income from GGCD for the provision of services to their subscribers by way of facilitating accounts opening and collection of subscriber fees. The agency service income charging rate is revised from a range of 5% to 30% in 2000 to a flat rate of 30% in 2001. The agency service income earned was US$1,071,036 and US$774,398 for year ended December 31, 2001 and 2000, respectively. The amounts due from GGCD represent unpaid agency fees and expenses paid on behalf of GGCD to be recovered.

     SGNST is an ISP in Shanghai, PRC, established in late 2000. It shares office space and staff with Shanghai Chain Operation. For the year ended December 31, 2001 and 2000, operating expenses in the amount of US$68,295 and US$53,247, respectively, were charged to SGNST. The amounts due from SGNST represent expenses paid on behalf of SGNST to be recovered.

      GGIII operates an ISP business. The Company acquired internet network cards from GGIII amounting to US$452,870 and US$39,146 as merchandise for resale for the year ended December 31, 2001 and 2000, respectively. The amount due to GGIII represents unpaid purchase cost. The amount due from GGIII represents temporary cash advances. Agreements were signed between the Company and GGIII whereby interest at the Renminbi bank borrowing rate will be charged on the cash advances and entire advances will become due between February 2002 and September 2002.

     SGC operates a paging service in Shenzhen, PRC. The amount due from SGC represents temporary cash advances. On December 30, 2001, an agreement was signed between the Company and SGC whereby interest at the Renminbi bank borrowing rate will be charged as from January 2002 on the cash advances and the advance will be due on September 30, 2002.

     SGDCO is engaged in trading of telecommunication products. The Company sold merchandise to SGDCO amounting to US$212,663 for the year ended December 31, 2001. The amount due from SGDCO represents unpaid sales.

     KSCI is a trading company in Hong Kong. The amount due from KSCI represents cash advances by the Company for the year ended December 31, 2001. The amount is interest-free, unsecured and without fixed terms of repayment.

      DGNST is a company jointly established by Guangdong Chain Operation and GGIII on January 11, 2001 of which Guangdong Chain Operation owns 49%. An amount of RMB490,000, equivalent to US$59,179, was advanced to DGNST in December 2000 for capital contribution. In addition, inventories totalling US$4,046,040 and US$60,328 were sold to DGNST for the year ended December 31, 2001 and 2000, respectively. The amounts due from DGNST represent outstanding purchase price of inventories and expenses paid on behalf of DGNST to be recovered.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Amount Due To Stockholder

      Amount due to stockholder represents cash advanced from a stockholder. The amount due is interest-free, unsecured and will become due in 2003.


Note 8 - Short Term Bank Loans

      Short term loans are obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:


                                              Outstanding                       Prevailing           Maturity
                                               Principal                       Interest Rate           Date
                                  -------------------------------------       ---------------- ----------------------
                                                      US$ equivalent
                                       RMB
      December 31, 2001
Loan 1                                 5,000,000               603,864            6.138%          January 17, 2002
Loan 2                                 2,000,000               241,546            6.435%          January 23, 2002
Loan 3                                 3,000,000               362,319            6.435%         February 17, 2002
Loan 4                                 2,000,000               241,546            6.435%            March 14, 2002
Loan 5                                 2,000,000               241,546            6.435%           August 21, 2002
                                  ---------------    ------------------

                                      14,000,000             1,690,821
                                  ===============    ==================

                                                 Outstanding                     Prevailing           Maturity
       December 31, 2000                          Principal                    Interest Rate            Date
                                    --------------------------------------     ---------------   -------------------
                                                          US$ equivalent
                                          RMB

Loan 1                                 2,000,000             241,546               6.138%          March 25, 2001
Loan 2                                 2,000,000             241,546               6.435%         August 20, 2001
                                    -----------------    -----------------

                                       4,000,000             483,092
                                    =================    =================


       Loan interest charged to operations for the year ended December 31, 2001 and 2000 were US$120,310 and US$9,938, respectively.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 9- Other Payables and Accrued Expenses

                                          December 31,          December 31,
                                              2001                  2000
                                        ------------------    -----------------
                                               US$                  US$

Security deposits from staff                  252,222               139,007
Security deposits from sub-agents             147,298               162,591
Deposits received from suppliers                    -                30,193
Advances from customers                       117,347                75,305
Temporary loans from staff                     84,324               224,420
Accrued expenses                              262,930               114,778
Value added tax payable                        11,307                20,349
Accrued office renovation costs                52,873                67,745
Others                                         70,266               102,317
                                        ------------------    -----------------

                                              998,567               936,705
                                        ==================    =================

       The security  deposits from staff and sub-agents,  deposits received from
suppliers,   advances  from  customers  and  temporary   loans  from  staff  are
interest-free.


Note 10 - Convertible Note

     On December 21, 2001, the Company entered into a Securities Purchase Agreement with a Purchaser. Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchaser 8% convertible note which amount should be equal to US$300,000. The 8% convertible note has a maturity date of two years from the date of issuance. Legal and professional fees incurred in connection with the issuance of the convertible note, amounting to $71,250, are included in deferred expenses to be amortized over a period of two years. During 2001, $990 of the deferred expenses has been amortized.

     The convertible note holder has the right from and after the issuance of this convertible note and at any time until the convertible note is fully paid, to convert any outstanding and unpaid principal portion of this Convertible Note and, at the holders' discretion, interest accrued on the convertible note into fully paid and nonassessable shares of common stock of the Company at the conversion price.

     The conversion price per share is the lower of (i) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the closing date in connection with which this Convertible Note is issued or (ii) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days immediate before the conversion.

     Pursuant to the same agreement, 15,000 warrants were issued to the Purchaser in conjunction with the convertible note. The exercise period of the warrants is 5 years and entitles their holder to purchase up to 15,000 shares of common stock of the Company.

Note 11 - Income Taxes

     Income is subject to tax in the countries in which the Company and its subsidiaries operate. The Federal statutory tax rate is 34%. The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Income Taxes - Continued

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:


                                                          December 31,          December 31,
                                                              2001                  2000
                                                        ------------------    -----------------
                                                               US$                  US$
Deferred tax assets (liabilities)
    Net operating loss carry forwards                         168,138                26,527
    Pre-operating expenses                                      6,314                 7,223
    Accrued expenses                                           15,174                 7,871
    Property, plant and equipment                              20,617                15,028
    Inventory reserves                                          5,580                     -
    Bad debts provision                                         9,107                     -
                                                        ------------------    -----------------
Total deferred tax assets                                     224,930                56,649
Valuation allowance for deferred tax assets                  (207,713)              (56,649)
                                                        ------------------    -----------------

Net deferred tax assets                                        17,217                     -
Deferred tax liabilities                                      (17,217)                    -
                                                        ------------------    -----------------
                                                                    -                     -
                                                        =================     =================


     The  principal   differences  between  taxes  on  income  computed  at  the applicable statutory income tax rates and recorded income tax expenses are as follows:


                                                   Year ended                Year ended
                                               December 31, 2001         December 31, 2000
                                             -----------------------   -----------------------
                                                      US$                       US$
Applicable statutory tax rates applied
  to income before income taxes                        (31,040)                 38,534
Changes in valuation allowance                         151,064                  44,439
Income tax incentive program                                 -                 (82,847)
Non deductible expenses                                 20,858                       -
Others                                                  19,114                    (126)
                                             -----------------------   -----------------------
                                                       159,996                       -
                                             =======================   =======================


     At December 31, 2001, the Company and its subsidiaries had net operating loss carry forwards of US$253,831 and US$247,987 for income tax purpose expiring in the year 2016 and 2006, respectively. The use of the net operating loss carry forwards is limited to future taxable earnings of the Company and its subsidiaries.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12 - Restrictions on Retained Earnings in PRC

       According to PRC regulations, all PRC entities are required to appropriate 10% of its net income after income taxes to the statutory surplus reserve, and 5% to 10% of its net income after income taxes to the statutory staff welfare fund. Under PRC accounting principles, both appropriations must be made before the distribution of dividends. The statutory surplus reserve is non-distributable in nature but can be used to offset previous years' losses or be converted into paid-in capital. The statutory staff welfare fund is also non-distributable and can be used only for the collective benefit of employees such as the construction of dormitories, cafeteria and other employee welfare facilities. Both reserves are classified as retained earnings in the financial statements. Up to December 31, 2001, the Company has not made any appropriations to the reserves from retained earnings.

Note 13 - Commitments and Contingencies

      Lease Commitments

      Future minimum lease payments under operating leases with non-cancelable lease terms in excess of one year are as follows:
                                                         US$

Year ending December 31,
    2002                                                  695,677
    2003                                                  543,600
    2004                                                  469,909
    2005                                                  299,597
    2006 and thereafter                                 1,175,521
                                                     ------------

                                                        3,184,304
                                                     ============

     Rental expense was US$682,178 and US$362,254 for the year ended December 31, 2001 and 2000, respectively.

         Other Contingencies

     The Company is a guarantor for an affiliate, Guangdong Gosun Communication Development Company Limited, in respect of a bank loan granted amounting to RMB18,000,000, equivalent to US$2,173,913.

Note 14 - Stockholders' Equity

     Recapitalization

     On Januay 12, 2001, the stockholders of the Company entered into an exchange agreement with the equity owners of GD Gosun. Pursuant to the terms of the exchange agreement, the Company:

-    issued a total of 15,709,130 shares to the equity owners of GD Gosun;

- issued 5,000 shares to a stockholder in connection with the cancellation of 3,750 shares of the Company's Preferred Stock Series A;

-    issued 88,235 shares to one former officer of the Company;

- granted options to purchase an aggregate of 800,000 shares to two former officers of the Company; and

-    cancelled 126,592 shares held by a stockholder.

     The issued and outstanding capital stock of the Company immediately prior to giving effect of the above transactions was 1,171,285 shares. Following the execution of the exchange agreement, the Company completed a forward split of 1:1.7 so that after giving effect to such split the stockholders of the Company held 30,000,000 shares outstanding on a fully diluted basis. An additional 179 shares were issued as fractional shares due to rounding up to the next whole share. These financial statements have been retroactively restated to account for the change.

     Common Stock

     During October 2001, the Company issued 93,000 shares of common stock in connection with consulting services received by the Company. As of December 31, 2001, 43,750 shares remain to be issued on these consulting services.

     Consulting Agreements

     On March 16, 2001, the Company entered into an agreement with a financial consultant for the provision of marketing and fund raising services. The Company agreed to issue 10,000 shares of common stock to the financial consultant on a quarterly basis for services rendered. A total of 20,000 shares were issued to the consultant during 2001. According to the same agreement, the consultant is entitled to receive a further 50,000 shares of common stock on every US$1 million successful financing arrangement entered into. The consultant has assisted in consummation of a convertible note with an amount of US$300,000 during 2001, and on a pro-rata basis, 15,000 shares should be issued to the consultant. As of December 31, 2001, a total of 25,000 shares are due to be issued to the consultant.

     On July 1, 2001, the Company entered into a contract with a legal counsel and agreed to issue 100,000 shares of common stock to the legal counsel for a period of twelve months' legal services. 25,000 shares were issued to the legal counsel during 2001. The contract has been terminated before the year ended December 31, 2001.

     As of December 12, 2001, the Company entered into a consulting agreement with a business consultant for the provision of professional services. The Company agreed to issue 450,000 shares of common stock to the consultant for a period of twelve months' services. As of December 31, 2001, a total of 18,750 shares are due to be issued to the consultant.

     On August 6, 2001, an expense of US$36,000 were settled on behalf of the Company by the business consultant and the Company agreed to compensate the consultant by issuing common stock calculated at a market rate of US$0.75. 48,000 shares of common stock were issued to the business consultant accordingly on October 18, 2001.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14 - Stockholders' Equity - continued

      Warrants

     In conjunction with the Securities Purchase Agreement, five-year warrants to purchase 15,000 shares of the common stock of the Company were issued to a convertible note purchaser. The warrants are exercisable at a purchase price equal to the lesser of (i) 120% of the average of the three lowest closing prices of the common stock for the ten trading days preceding but not including the Closing date or (ii) 120% of the average prices of the common stock for the ten trading days immediately preceding the date of exercise the warrants. The warrants expire on December 21, 2006.

     In December 2001, the Company valued the warrant at $7,200, by applying the Black-Scholes option-pricing model with the following assumptions; risk-free interest rate of 3.45%, expected dividend yields of zero, expected life of 5 years, and expected volatility of 85%. The debt discount is recorded as a debit balance and contrary against the convertible note in the financial statements and is amortized over a period of 5 years. For the year ended December 31, 2001, no amortization has yet commenced.

                         GOSUN COMMUNICATIONS LTD., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 14 - Stockholders' Equity - Continued

      Option Plan Program

     In December 2000, the Board of Directors reserved 2,000,000 shares, equivalent to 3,400,000 shares after the forward stock split of 1:1.7, of common stock under its 2000 Stock Option/Stock Issuance Plan (the "2000 Plan").

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

     Up to December 31, 2001, the Company has granted options to purchase totally 800,000 shares, equivalent to 1,360,000 shares after the forward stock split of 1:1.7, of common stock to two former officers for their prior services to the Company. Such options were granted under the 2000 Plan. The options are non-statutory options and will be exercisable at US$0.02 per share, which the Board reasonably believes represents the fair market value of such shares at the grant date. All option granted have been exercised during 2001.

     The directors have no short-term plans in granting the remaining options to purchase totally 2,040,000 post split shares.