Form 10QSB
period 2002-03-31
GOSUN COMMUNICATIONS LTD INC
filed 2002-06-14
CIK 832100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
      [X] Quarterly report under Section 13 or
          15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended March 31, 2002.

      [ ] Transition report under Section 13 or
          15(d) of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______.
                             Commission file number: 000-18257


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

                 80 Zhong Shan Er Road Guangzhou, China 510080
                 ---------------------------------------------
                    (Address of principal executive offices)


                              011-86-208-387-9773
                              -------------------
                (Issuer's Telephone Number, Including Area Code)


                ------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

As of March 31, 2002, there were 30,538,179 shares of common stock issued and outstanding.

                                   FORM 10-QSB
                       GOSUN COMMUNICATIONS LIMITED, INC.

                               TABLE OF CONTENTS

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                            3

    CONSOLIDATED STATEMENTS OF INCOME                     5

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                 7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                 9


                                  PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 12


SIGNATURES                                               13

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

                         GOSUN COMMUNICATIONS LTD., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,   December 31,
                                                                     2002          2001
                                                                ------------  ------------
                                                                     US$           US$
                                                                 (Unaudited)
Current assets
  Cash and cash equivalents                                         235,182        488,238
  Accounts receivable, net of bad debt provision
     (US$27,596, US$9,107)                                          788,376        561,887
  Advances to suppliers                                              24,270          2,302
  Other receivables                                                 682,512        450,621
  Inventories                                                     1,163,018      1,234,234
  Amounts due from affiliates                                     1,641,096      1,500,954
                                                               ------------   ------------
Total current assets                                              4,534,454      4,238,236

Investment in an equity investee                                     57,831         50,585
Deposits                                                            323,791        300,649
Property, plant and equipment, net                                  499,595        539,409
                                                               ------------   ------------
Total assets                                                      5,415,671      5,128,879
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  603,119        700,922
  Accrued employee compensation and benefits                         11,792         24,440
  Other payables and accrued expenses                             1,613,484        998,567
  Income taxes payable                                              332,014        153,116
  Amounts due to affiliates                                         120,406         90,581
  Short term bank loans                                           1,062,802      1,690,821
                                                               ------------   ------------
Total current liabilities                                         3,743,617      3,658,447

Amount due to stockholder                                           178,744        178,744
Convertible note, net of debt discount of (US$73,676, US$89,400)    211,060        210,600
                                                               ------------   ------------
Total liabilities                                                 4,133,421      4,047,791
                                                               ------------   ------------

                         GOSUN COMMUNICATIONS LTD., INC.

                           CONSOLIDATED BALANCE SHEETS

                                  (continued)

Commitments and contingencies

Stockholders' equity
  Preferred stock series A, par value US$0.001 per share;
    100,000 shares authorized; no shares issued and
    outstanding                                                           -              -
  Preferred stock series B, par value US$0.001 per share;
    5,000 shares authorized; no shares issued and
    outstanding                                                           -              -
  Common stock, par value US$0.001 per share; 49,000,000
    shares authorized; 30,538,179 (2001: 30,093,179) shares
    issued and outstanding                                           30,538         30,093
  Unissued common stock                                                   -         39,375
  Additional paid in capital                                      1,509,005      1,117,827
  Accumulated losses                                               (251,016)      (113,182)
                                                               ------------   ------------
                                                                  1,288,527      1,074,113
                                                               ------------   ------------
Minority interest                                                    (6,277)         6,975
                                                               ------------   ------------

Total liabilities and stockholders' equity                        5,415,671      5,128,879
                                                               ============   ============






















        See accompanying notes to the consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended  Three months ended
                                            March 31, 2002      March 31, 2001
                                          ------------------  -----------------
                                                  US$                 US$
Revenue
  Sales of cellular phones and pagers           6,253,699            6,218,133
  Sales of smart cards                          5,929,122            3,591,035
  Agency service                                  400,099              362,138
                                           --------------       --------------
                                               12,582,920           10,171,306
Cost of revenue
  Cost of cellular phones and pagers            5,972,603            6,003,607
  Cost of smart cards                           5,406,414            3,337,307
  Agency service                                   13,783               36,455
                                           --------------       --------------
                                               11,392,800            9,377,369
                                           --------------       --------------
Gross profit                                    1,190,120              793,937

Other operating income, net                        51,830               50,020
                                           --------------       --------------
                                                1,241,950              843,957

Selling expenses                                  521,977              494,294
General and administrative expenses               657,109              243,768
                                           --------------       --------------
Operating income                                   62,864              105,895

Other income (expenses)
  Interest income                                      12                  686
  Interest expenses                               (38,487)             (20,024)
  Share of profit (loss) of an equity investee      7,246               (1,983)
                                           --------------       --------------

Total other expenses, net                         (31,229)             (21,321)
                                           --------------       --------------
Income before income taxes and minority interest   31,635               84,574
Income taxes                                      182,721               34,122
                                           --------------       --------------
Income (loss) before minority interest           (151,086)              50,452
Minority interests                                (13,252)                 926
                                           --------------       --------------
Net income (loss)                                (137,834)              49,526
                                           ==============       ==============

Earnings per share - basic and diluted              (0.00)                0.00
                                           ==============       ==============
Weighted average common shares outstanding
- basic and diluted                            30,360,262           30,000,168
                                           ==============       ==============

        See accompanying notes to the consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                   Retained
                                                          Unissued   Additional    earnings        Total
                                        Common stock       common     paid in    (accumulated  stockholders'
                                     Shares      Amount    stock      capital       losses)       equity
                                   ----------  --------  ---------  -----------  ------------  -------------
                                                   US$       US$         US$          US$            US$

Balance, December 31, 2001         30,093,179    30,093     39,375   1,117,827     (113,182)       1,074,113

Issuance of shares in connection
  with consulting  services           410,000       410    (39,375)    391,365            -          352,400
Conversion of notes and interest
  payable to common stock at
  $0.5387 per share on
  March 13, 2002                        5,000         5          -       2,688            -            2,693
Conversion of notes and interest
  payable to common stock at
  $0.4293  per share  on
  March 25, 2002                       25,000        25          -      10,708            -           10,733
Conversion of notes and interest
  payable to common stock at
  $0.4293 per share on
  March 26, 2002                        5,000         5          -       2,141            -            2,146
Write back of debt discount                 -         -          -     (15,724)           -          (15,724)
Net  income  for the  quarterly
    period ended March 31, 2002             -         -          -           -     (137,834)        (137,834)
                                   ----------  --------  ---------  ----------   ----------    -------------
Balance, March 31, 2002            30,538,179    30,538          -   1,509,005     (251,016)       1,288,527
                                   ==========  ========  =========  ==========   ==========    =============




















         See accompanying notes to the consolidated financial statements

                         GOSUN COMMUNICATIONS LTD., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three months ended  Three months ended
                                                                March 31, 2002      March 31, 2001
                                                              ------------------  ------------------
                                                                      US$                 US$
Cash flows from operating activities
  Net income (loss)                                                    (137,834)              49,526
  Adjustments to reconcile net income to
   net cash used in operating activities
     Depreciation                                                        43,177               27,501
     Write off of property, plant and equipment                          29,182                    -
     Expenses compensated by common stock                               218,525                    -
     Interest on convertible note compensated by common stock               308                    -
     Unparticipated loss (profit) of an equity investee                  (7,246)               1,983
     Minority interests                                                 (13,252)                 926
     Increase (decrease) from changes in
       Accounts receivable                                             (226,489)            (136,754)
       Advances to suppliers                                            (21,968)            (302,932)
       Other receivables and deposits                                  (121,158)            (237,266)
       Income tax recoverable                                                 -                4,272
       Inventories                                                       71,216             (410,160)
       Amounts due from affiliates                                     (110,317)            (279,429)
       Accounts payable                                                 (97,803)             622,832
       Accrued employee compensation and benefits                       (12,648)             (15,261)
       Other payables and accrued expenses                              614,917               13,239
       Income taxes payable                                             178,898               31,686
                                                                    -----------          -----------
Net cash provided by (used in) operating activities                     407,508             (629,837)
                                                                    -----------          -----------
Cash flows from investing activities
  Acquisition of property, plant and equipment                          (32,545)             (60,755)
                                                                    -----------          -----------
Net cash used in investing activities                                   (32,545)             (60,755)
                                                                    -----------          -----------















         See accompanying notes to the consolidated financial statements

                         GOSUN COMMUNICATIONS LTD., INC.

                                   (Unaudited)

                                                              Three months ended  Three months ended
                                                                March 31, 2002      March 31, 2001
                                                              ------------------  ------------------
                                                                      US$                 US$
Cash flows from financing activities
  Advances from (repayment to) affiliates, net                                -               44,376
  Proceeds from issuing common stock                                          -               16,000
  Repayment to stockholder                                                    -              (51,932)
  Proceeds from short term bank loans                                    96,618              845,411
  Repayment of short term bank loans                                   (724,637)            (241,547)
                                                                    -----------          -----------
Net cash provided by financing activities                              (628,019)             612,308
                                                                    -----------          -----------
Net increase (decrease) in cash and cash equivalents                   (253,056)             (78,284)
Cash and cash equivalents, beginning of period                          488,238              158,927
                                                                    -----------          -----------
Cash and cash equivalents, end of period                                235,182               80,643
                                                                    ===========          ===========
Supplemental disclosure of cash flow information
  Interest paid                                                          38,487               20,024
  Income taxes paid                                                       3,822                    -

Supplemental disclosure of significant non-cash transactions
  Issuance of common stock in connection with consulting services       218,525                    -
  Conversion of notes and interest payable to common stock               15,572                    -
                                                                    ===========          ===========






















         See accompanying notes to the consolidated financial statements

Management's Discussion and Analysis of Plan of Operations.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

      Results of Operations

      The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2002 and March 31, 2001. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements included as part of the Quarterly Report:

                                          Three-Month Period Ended  Three-Month Period Ended
(In US$ 000)                                        March 31, 2002            March 31, 2001

Revenue
     Sales of Cellular Phones and Pagers                     6,254                     6,218
     Sales of Smart Cards                                    5,929                     3,591
     Agency Service                                            400                       362
                                                   ---------------           ---------------
                                                            12,583                    10,171
Cost of Revenue
     Cost of Cellular Phones and Pagers                     (5,973)                   (6,004)
     Cost of Smart Cards                                    (5,406)                   (3,337)
     Agency Service                                            (14)                      (36)
                                                   ---------------           ---------------
                                                           (11,393)                   (9,377)

Gross Profit                                                 1,190                       794
     Gross Profit Margin                                         9%                        8%

Other Income                                                    52                        50
Selling Expenses                                              (522)                     (494)
General and Administration Expenses                           (657)                     (244)
Financing/Interest Expense(Net)                                (31)                      (21)
                                                   ---------------           ---------------
Income before Income Taxes                                      32                        85
Income Taxes                                                  (183)                      (34)
Minority Interest                                               13                        (1)
                                                   ---------------           ---------------
Net Income (Loss)                                             (138)                      (50)
                                                         =========                 =========



Three-Month Period Ended March 31, 2002 Compared To Three-Month Period Ended March 31, 2001

      Revenue, Cost of Revenue, and Gross Profit Margin

      Total revenue for the three-month period ended March 31, 2002 increased by US$2.4 million or 23.7% to US$12.5 million, compared to US$10.2 million for the three-month period ended March 31, 2001. The increase in total revenue was primarily the result of the Company's effort of promoting the corporate image in its respective industry as well as strategies regarding the opening of larger retail stores for attracting customers. For the three-month period ended March 31, 2002, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for one of the two cellular communication providers in the PRC, China Mobile Communications Corporation. Of the total revenue of US$12.5 million for the three-month period ended March 31, 2002, 49.7% was generated from the sales of cellular phones and pagers; 47.1% from the sales of smart cards and 3.2% from agency service. Compared with the total revenue of US$10.2 million for the three-month period ended March 31, 2001, 61.1% was generated from the sales of cellular phones and pagers; 35.5% from the sales of smart cards; and 3.4% from agency service.

      As of March 31, 2002, there were 13 stores in the Guangdong Province that generated a total of US$9.6 million in total revenue and 1 store in Shanghai that generated a total of US$541,000 in total revenue. Comparing to the end of December 2001, there were 16 stores in Guangdong Province and 3 stores in Shanghai. During the three-month period ended March 31, 2002, 3 stores in Guangdong Province and 1 store in Shanghai were closed, but 2 mega stores were opened in Guangdong Province. The management believes that the Company's strategy to open relatively larger stores will continue. The management further believes that this strategy can capture economies of scale and can provide a variety of choices for consumers to choose from.

      Total cost of sales of cellular phones and pagers for the three-month period ended March 31, 2002 was US $6.0 million and was similar to that for the three-month period ended March 31, 2001. Total cost of sales of smart cards for the three-month period ended March 31, 2002 was US $5.4 million, compared to US$3.3 million for the same corresponding period in year 2001. Total cost of providing agency service for the three-month ended March 31, 2002 was US$14,000, compared to US$36,000 for the three-month period ended March 31, 2001, a decrease of 62%. The cost of sales of cellular phones and pagers represented 52.5% of the total costs of sales for the three-month period ended March 31, 2002, compared to 64.0% for the same corresponding period in year 2001. Total cost of sales of smart cards approximated 47.5% of the total costs of sales for the three-month period ended March 31, 2002, compared to 35.6% for the same corresponding period in year 2001. And the total cost of providing agency service represented a very minimal amount for the three-month period ended March 31, 2002, compared to 0.4% for the three-month period ended March 31, 2001.

      The 1.6% increase in gross profit margin from 7.8% for the three-month period ended March 31, 2001 to 9.4% for the three-month period ended March 31, 2002 was the result of the increase in competitiveness of the Company's cellular phones, pagers and smart cards and the increase in revenue. Management believes that competition on pricing of cellular phones and telecommunication products will continue to increase for the remaining periods in year 2002; however, management plans to increase the number of mega stores in Guangdong Province as well as in Shanghai and Beijing in order to improve sales revenue. Management also plans to offer other value-added services for customers; for example, discounted repair and maintenance bundles when purchasing cellular phones and related products.

      Other Income

      Other income for the three-month period ended March 31, 2002 increased by US$1,810, or 3.6% to US$51,830, compared to USD50,020 for the three-month ended March 31, 2001. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.


      Selling Expenses

      Selling expenses for the three-month period ended March 31, 2002 increased by USD27,683 or 0.56% to USD521,977, compared to USD494,294 for the three-month period ended March 31, 2001. The increase was mainly due to the following factors:

          a) Salaries and wages --- Salaries and wages increased mainly due to the increase in salespersons and in line with the increase in sales revenue.

          b) Rental expenses --- Rental expenses decreased for the three-month period ended March 31, 2002 primarily due to the closure of three stores in Guandong Province and the closure of one store in Shanghai.


      General and Administration Expenses

      General and administration expenses for the three-month period ended March 31, 2002 increased by US $413,341 or 170% to US $657,109, compared to US$243,768 for the three-month period ended March 31, 2001. The Company is in its development stage and aims to employ high caliber individuals to continue to improve the efficiency of its operation. Thus, most of the increase in general and administrative expenses was related to the increase in the number of employees. The following items contributed to most of the increase:

          a) Professional fees. Professional fees for the three-month period ended March 31, 2002 increased by US$270,076 to US$271,392, compared to US$1,316 for the three-month period ended March 31, 2001. The main expenses are US$218,525, calculated via disbursement of company shares to overseas financial advisors, promotion companies, PR companies, compared to none for the three-month period ended March 31, 2001.
          b) Consultancy fees - Consultancy fees for the three-month period ended March 31, 2002 increased by US$28,049 to US$28,985, compared to US$936 for the three-month period ended March 31, 2001. The fee was mainly used to pay the consulting fee for domestic enterprise coordination and development.
          c) Staff Insurance - Staff Insurance for the three-month period ended March 31, 2002 increased by US$ 15,156 to US$15,184, compared to US$28 for the three-month period ended March 31, 2001. The fee was mainly increased for insurance payments due to enhanced welfare for staff.
          d) Depreciation - Depreciation for the three-month period ended March 31, 2002 increased by US$ 14,323 to US$16,122, compared to US$1,799 for the three-month period ended March 31, 2001.

      Financial Expenses

      Financing expenses was US$38,000 for the three-month period ended March 31, 2002, compared to US$20,000 for the three-month period ended March 31, 2001. The decrease was primarily the result of less short-term bank loans from commercial banks in the PRC for the provision of sufficient working capital which were partially repaid during year 2001.


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


      Minority Interest

      Minority  interest (loss) of US($13,252) for the three-month  period ended
March  31,  2002  was  the  result  of  sharing  loss  of  the  Shanghai   Gosun
Communication Chain Operation Co., Ltd.


      Net Income

      Net income (loss) was US$(137,834) for the three-month period ended March 31, 2002, a decrease of US$187,360 compared to US $49,526 for the three-month period ended March 31, 2001. The decrease was primarily due to increased general and administrative expenses and income taxes.


      Liquidity and Capital Resources

      Cash and cash equivalents were US$235,182 as of March 31, 2002. This represents a decrease from US $488,238 at December 31, 2001. The decrease was primarily due to repayment of short-term bank loans of $628,000, purchase of equipment of $32,000 offset by $407,000 net cash provided from operating activities.

      Management believes that the level of financial resources is a significant competitive factor in the cellular phone industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.


                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q
a) Exhibits: None.
b) Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                         GOSUN COMMUNICATIONS LTD., Inc.


Date:   June 14, 2002               By:  /S/ YI-BIAO CHEN
                                    -------------------------
                                    Yi-Biao Chen
                                    Chairman of the Board