Form 10QSB/A
period 2002-03-31
GOSUN COMMUNICATIONS LTD INC
filed 2002-06-21
CIK 832100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                   (Mark One)
        [X] Quarterly report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 2002.
        [ ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ______ to ______.
                             Commission file number:

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

80 Zhong Shan Er Road Guangzhou, China 510080
                                 -------------
                    (Address of principal executive offices)
                               011-86-208-387-9773
                               -------------------

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

As of Mar 31, 2002, there were 30,538,179 shares of common stock issued and outstanding.

                                  FORM 10-QSB/A
                       GOSUN COMMUNICATIONS LIMITED, INC.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


                                  PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals and consolidations) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                        GOSUN COMMUNICATIONS LTD., INC.

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,         December 31,
                                                                                    2002               2001
                                                                                  ---------          ---------
                                                                                     US$                US$
                                                                                 (Unaudited)
Current assets
    Cash and cash equivalents                                                       235,182            488,238
    Accounts receivable, net of bad debt provision
       (US$27,596, US$9,107)                                                        788,376            561,887
    Advances to suppliers                                                            24,270              2,302
    Other receivables                                                               548,637            450,621
    Compensation on services to be provided                                         133,875               --
    Inventories                                                                   1,163,018          1,234,234
    Amounts due from affiliates                                                   1,641,096          1,500,954
                                                                                  ---------          ---------
Total current assets                                                              4,534,454          4,238,236

Investment in an equity investee                                                     57,831             50,585
Deposits                                                                            323,791            300,649
Property, plant and equipment, net                                                  499,595            539,409
                                                                                  ---------          ---------

Total assets                                                                      5,415,671          5,128,879
                                                                                  =========          =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                603,119            700,922
    Accrued employee compensation and benefits                                       11,792             24,440
    Other payables and accrued expenses                                           1,613,484            998,567
    Income taxes payable                                                            332,014            153,116
    Amounts due to affiliates                                                       120,406             90,581
    Short term bank loans                                                         1,062,802          1,690,821
                                                                                  ---------          ---------
Total current liabilities                                                         3,743,617          3,658,447

Amount due to stockholder                                                           178,744            178,744
Convertible note, net of debt discount of (US$73,676, US$89,400)                    211,060            210,600
                                                                                  ---------          ---------
Total liabilities                                                                 4,133,421          4,047,791
                                                                                  ---------          ---------

Commitments and contingencies

Stockholders' equity
    Preferred  stock series A, par value  US$0.001 per share;  100,000
        shares authorized; no shares issued and outstanding                            --                 --
    Preferred  stock  series B, par value  US$0.001  per share;  5,000
        shares authorized; no shares issued and outstanding                            --                 --
    Common  stock,  par value  US$0.001 per share;  49,000,000  shares authorized;  30,538,179 (2001:  30,093,179)  shares issued and
        outstanding                                                                  30,538             30,093
    Unissued common stock                                                              --               39,375
    Additional paid in capital                                                    1,524,729          1,117,827
    Accumulated losses                                                             (266,740)          (113,182)
                                                                                  ---------          ---------
                                                                                  1,288,527          1,074,113
                                                                                  ---------          ---------
Minority interest                                                                    (6,277)             6,975
                                                                                  ---------          ---------

Total liabilities and stockholders' equity                                        5,415,671          5,128,879
                                                                                  =========          =========

                    See accompanying notes to the condensed consolidated financial statements.

                                        GOSUN COMMUNICATIONS LTD., INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                            Three months ended         Three months ended
                                                              March 31, 2002             March 31, 2001
                                                        ---------------------------  ------------------------
                                                                    US$                        US$
Revenue
  Sales of cellular phones and pagers                            6,441,225                  6,218,133
  Sales of smart cards                                           5,741,596                  3,591,035
  Agency service                                                   400,099                    362,138
                                                               -----------                -----------
                                                                12,582,920                 10,171,306
                                                               -----------                -----------
Cost of revenue
  Cost of cellular phones and pagers                             6,160,129                  6,003,607
  Cost of smart cards                                            5,218,888                  3,337,307
  Agency service                                                    13,783                     36,455
                                                               -----------                -----------

                                                                11,392,800                  9,377,369
                                                               ===========                ===========

Gross profit                                                     1,190,120                    793,937

Other operating income, net                                         51,830                     50,020
                                                               -----------                -----------
                                                                 1,241,950                    843,957

Selling expenses                                                   521,977                    494,294
General and administrative expenses                                657,109                    243,768
                                                               -----------                -----------

Operating income                                                    62,864                    105,895
                                                               -----------                -----------
Other income (expenses)
  Interest income                                                       12                        686
  Interest expenses                                                (54,211)                   (20,024)
  Share of profit (loss) of an equity investee                       7,246                     (1,983)
                                                               -----------                -----------

Total other expenses, net                                          (46,953)                   (21,321)
                                                               ===========                ===========

Income before income taxes and minority interest                    15,911                     84,574
Income taxes                                                       182,721                     34,122
                                                               -----------                -----------
Income (loss) before minority interest                            (166,810)                    50,452
Minority interests                                                 (13,252)                       926
                                                               -----------                -----------

Net income (loss)                                                 (153,558)                    49,526
                                                               ===========                ===========

Earnings (loss) per share
- basic and diluted                                                  (0.01)                      0.00
                                                               ===========                ===========

Weighted average common shares outstanding
- basic and diluted                                             30,360,262                 30,000,168
                                                               ===========                ===========

                    See accompanying notes to the condensed consolidated financial statements

                                        GOSUN COMMUNICATIONS LTD., INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                     Three months ended          Three months ended
                                                                       March 31, 2002              March 31, 2001
                                                                  -------------------------    -----------------------
                                                                            US$                         US$
Cash flows from operating activities
   Net income (loss)                                                    (153,558)                      49,526
   Adjustments to reconcile net income to
     net cash used in operating activities
        Depreciation                                                      43,177                       27,501
        Disposal of property, plant and equipment                         29,182                         --
        Imortization of debt discount                                     15,724                         --
        Expenses compensated by common stock                             218,525                         --
        Interest on convertible note compensated by common stock             308                         --
        Unparticipated loss (profit) of an equity investee                (7,246)                       1,983
        Minority interests                                               (13,252)                         926
        Increase (decrease) from changes in
           Accounts receivable                                          (226,489)                    (136,754)
           Advances to suppliers                                         (21,968)                    (302,932)
           Other receivables and deposits                               (121,158)                    (237,266)
           Income tax recoverable                                           --                          4,272
           Inventories                                                    71,216                     (410,160)
           Amounts due from affiliates, net                             (110,317)                    (279,429)
           Accounts payable                                              (97,803)                     622,832
           Accrued employee compensation and benefits                    (12,648)                     (15,261)
           Other payables and accrued expenses                           614,917                       13,239
           Income taxes payable                                          178,898                       31,686
                                                                        --------                     --------
Net cash provided by (used in) operating activities                      407,508                     (629,837)
                                                                        --------                     --------

Cash flows from investing activities
  Acquisition of property, plant and equipment                           (32,545)                     (60,755)
                                                                        --------                     --------
Net cash used in investing activities                                    (32,545)                     (60,755)
                                                                        --------                     --------

Cash flows from financing activities
  Advances from (repayment to) affiliates, net                              --                         44,376
  Proceeds from issuing common stock                                        --                         16,000
  Repayment to stockholder                                                  --                        (51,932)
  Proceeds from short term bank loans                                     96,618                      845,411
  Repayment of short term bank loans                                    (724,637)                    (241,547)
                                                                        --------                     --------
Net cash provided by financing activities                               (628,019)                     612,308
                                                                        --------                     --------

Net increase (decrease) in cash and cash equivalents                    (253,056)                     (78,284)
Cash and cash equivalents, beginning of period                           488,238                      158,927
                                                                        --------                     --------
Cash and cash equivalents, end of period                                 235,182                       80,643
                                                                        ========                     ========

Supplemental disclosure of cash flow information
  Interest paid                                                           38,487                       20,024
  Income taxes paid                                                        3,822                         --

Supplemental disclosure of significant non-cash transactions
  Issuance of common stock in connection with consulting services        218,525                         --
  Issuance of common stock in connection with consulting services
      to be provided                                                     133,875                         --
  Conversion of notes and interest payable to common stock                15,572                         --
                                                                        ========                     ========

         See accompanying notes to the condensed consolidated financial statements

                         GOSUN COMMUNICATIONS LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to the quarterly period ended March 31, 2002 and 2001 is unaudited)



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

     In order to enforce the exchange agreement, GD Gosun needs to change its legal status from a PRC private company into a Foreign Investment Enterprise in the People's Republic of China (the "PRC"). As of March 31, 2002, the registration of GOSUN as the registered owner of GD Gosun is not yet completed. The documents effecting the transfer of legal ownership in GD Gosun have been submitted to relevant PRC authorities in early March 2002. In March 2002, GD Gosun changed its name to Guangdong Gosun Communication Equipment Information Technology Co. Ltd.

     Basis of Presentation

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

                         GOSUN COMMUNICATIONS LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to the quarterly period ended March 31, 2002 and 2001 is unaudited)


Note 1 - Basis of Financial Statement Presentation - Continued

     Basis of Presentation - Continued

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

     Results  of  operations  for  the  interim   periods  are  not  necessarily
indicative of annual results.

     Business Conducted

     The principal activities of the Company and its subsidiaries are the retail sale and distribution of telecommunication equipment including cellular phones, pagers, cellular phone smart cards and value-refill smart cards, and acting as an agent of cellular and paging services providers. The Company is a primary agent of an affiliate, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation, one of two exclusive cellular communications providers in the PRC. As of March 31, 2002, the Company has fourteen directly owned chain stores operating in the PRC.


Note 2 - Inventories

     Inventories represent purchased finished goods and are stated at the lower of cost or market.


Note 3 - Investment in an Equity Investee

     Dongguan Gosun Network Science & Technology Co. Ltd. ("DGNST") is a company incorporated in Dongguan, PRC. It is jointly established by the Company and an affiliate, Guangdong Gosun Internet Information Industry Co., Ltd. on January 11, 2001 and it owned as to 49% by the Company. DGNST is engaged in retailing of telecommunication equipment and operating ISP business.


Note 4 - Due From and To Affiliates

     The majority owner of the Company owns minority equity interests in several other companies including Guangdong Gosun Communication Development Co. Ltd. ("GGCD"), Shanghai Gosun Network Science & Technology Co., Ltd. ("SGNST"), Guangdong Gosun Internet Information Industry Co. Ltd. ("GGIII"), Shenzhen Gosun Communication Co. Ltd. ("SGC"), Shenzhen Gosun Digital Chain Operation Co. Ltd. ("SGDCO") and Kwok Shun Communication (Hong Kong) Investment Ltd. ("KSCI")

                         GOSUN COMMUNICATIONS LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to the quarterly period ended March 31, 2002 and 2001 is unaudited)

Note 4 - Due From and To Affiliates - Continued

     GGCD operates a paging service in Guangzhou, PRC. The Company earned agency service income from GGCD for the provision of services to their subscribers by way of facilitating accounts opening and collection of subscriber fees. The agency service income charging rate is revised from 30% in 2001 to 40% in 2002. The agency service income earned was US$188,737 for the quarter ended March 31, 2002. The amounts due from GGCD represent unpaid agency fees and expenses paid on behalf of GGCD to be recovered.

     SGNST is an ISP in Shanghai, PRC, established in late 2000. It shares office space and staff with Shanghai Chain Operation. For the quarter ended March 31, 2001, operating expenses in the amount of US$2,400 were charged to SGNST. The amounts due from SGNST represent expenses paid on behalf of SGNST to be recovered.

     GGIII operates an ISP business. The Company acquired internet network cards from GGIII amounting to US$313,190 as merchandise for resale for the quarter ended March 31, 2002. The amount due to GGIII represents unpaid purchase cost. The amount due from GGIII represents temporary cash advances. Agreements were signed between the Company and GGIII whereby interest at the Renminbi bank borrowing rate will be charged on the cash advances and entire advances will become due in September 2002.

     SGC operates a paging service in Shenzhen, PRC. The amount due from SGC represents temporary cash advances. An agreement was signed between the Company and SGC whereby interest at the Renminbi bank borrowing rate will be charged as from January 2002 on the cash advances and the advance will be due on September 30, 2002.

     SGDCO is engaged in trading of telecommunication products. The amount due from SGDCO represents unpaid sales for 2001.

     KSCI is a trading company in Hong Kong. The amount due from KSCI represents cash advances by the Company. The amount is interest-free, unsecured and without fixed terms of repayment.


Note 5 - Short Term Bank Loans

Short term loans are obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:

                         GOSUN COMMUNICATIONS LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to the quarterly period ended March 31, 2002 and 2001 is unaudited)


Note 5 - Short Term Bank Loans - Continued

                                                 Outstanding                      Prevailing            Maturity
                                                  principal                      interest rate            date
                                    --------------------------------------     ------------------ ---------------------
                                                                  US$
                                          RMB                 equivalent
         March 31, 2002
Loan 1                                   2,000,000             241,546              6.435%              April 23, 2002
Loan 2                                   2,000,000             241,546              6.435%             August 21, 2002
Loan 3                                   2,000,000             241,546              6.138%               June 23, 2002
Loan 4                                   2,000,000             241,546              5.841%            October 12, 2002
Loan 5                                     800,000              96,618              6.720%              August 9, 2002
                                    -----------------    -----------------

                                         8,800,000           1,062,802
                                    =================    =================


                                                  Outstanding                     Prevailing            Maturity
                                                   principal                     interest rate            Date
                                     --------------------------------------    ------------------ ---------------------
                                                                  US$
                                          RMB                 equivalent
      December 31, 2001
Loan 1                                   5,000,000             603,864              6.138%            January 17, 2002
Loan 2                                   2,000,000             241,546              6.435%            January 23, 2002
Loan 3                                   3,000,000             362,319              6.435%           February 17, 2002
Loan 4                                   2,000,000             241,546              6.435%              March 14, 2002
Loan 5                                   2,000,000             241,546              6.435%             August 21, 2002
                                     ----------------    ------------------

                                        14,000,000           1,690,821
                                     ================    ==================

Note 6 - Convertible Note

     On December 21, 2001, the Company entered into a Securities Purchase Agreement with a Purchaser. Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchaser 8% convertible note which amount should be equal to US$300,000. The 8% convertible note has a maturity date of two years from the date of issuance. Legal and professional fees incurred in connection with the issuance of the convertible note, amounting to $71,250, are included in deferred expenses to be amortized over a period of two years. During the quarter, $8,906 of the deferred expenses has been amortized.

                         GOSUN COMMUNICATIONS LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to the quarterly period ended March 31, 2002 and 2001 is unaudited)


Note 6 - Convertible Note - Continued

     The convertible note holder has the right from and after the issuance of this convertible note and at any time until the convertible note is fully paid, to convert any outstanding and unpaid principal portion of this convertible note and, at the holder's discretion, interest accrued on the convertible note into fully paid and non-assessable shares of common stock of the Company at the conversion price.

     The conversion price per share should be the lower of (i) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the closing date in connection with which this convertible note is issued or (ii) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days immediate before the conversion.

     Pursuant to the same agreement, 15,000 warrants were issued to the Purchaser in conjunction with the convertible note. The exercise period of the warrants is 5 years and entitles their holder to purchase up to 15,000 shares of common stock of the Company.

     During the quarter ended March 31, 2002, part of the convertible note and interest accrued were converted into 35,000 shares of common stock on various dates at per share prices of $0.5387 and $0.4293.

Note 7  - Income Taxes

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

     The  principal   differences  between  taxes  on  income  computed  at  the applicable statutory income tax rates and recorded income tax expenses are as follows:

                                                                              Three months           Three months
                                                                                 ended                   ended
                                                                               March 31,               March 31,
                                                                                  2002                   2001
                                                                            -----------------       ----------------
Applicable statutory tax rates applied to income before
  income taxes                                                                     1,972                   29,779
Changes in valuation allowance                                                   183,140                       --
Income tax incentive program                                                          --                  (29,779)
Others                                                                            (2,391)                      --
                                                                            -----------------       ----------------

                                                                                 182,721                       --
                                                                            =================       ================

                         GOSUN COMMUNICATIONS LTD., INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to the quarterly period ended March 31, 2002 and 2001 is unaudited)


Note 8  - Stock Issued as Compensation for Services

     During the quarter ended March 31, 2002, common stock were issued as compensation for services as follows:

                                            Common stock            Unissued     Compensation on
                                                                     common       services to be      Additional
                                         Shares         Amount       stock           provided       paid in capital
                                     -------------  ------------- -------------  -----------------  ----------------
                                                        US$           US$              US$                US$
Issuance  of shares in  connection
    with  consulting  services for
    2001                                   43,750          44       (39,375)                  --            39,331

Issuance  of shares in  connection
    with consulting services              235,000         235            --                   --           218,290

Issuance  of shares in  connection
    with  consulting  services  to
    be provided                           131,250         131            --             (133,875)          133,744
                                     -------------  ------------- -------------  -----------------  ----------------

Total                                     410,000         410       (39,375)            (133,875)          391,365
                                     =============  ============= =============  =================  ================

     This resulted in the recognition of consulting expenses included in general and administrative expenses of $218,525 for the quarter ended March 31, 2002 and prepaid compensation expenses on the balance sheet of $133,875.


Note 9  - Commitments and Contingencies

      Lease Commitments

     Future minimum lease payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

                                                                 US$

Nine months ending December 31, 2002                           397,113
Year ending December 31,
    2003                                                       367,891
    2004                                                       360,603
    2005                                                       208,245
    2006 and thereafter                                        987,663
                                                            -----------

                                                             2,321,515
                                                            ===========

     Other contingencies

     The Company is a guarantor for an affiliate, Guangdong Gosun Communication Development Company Limited, in respect of a bank loan granted amounting to RMB13,000,000, equivalent to US$1,570,048.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The principal activities of the Company and its subsidiaries are selling telecommunication equipment and related products and acting as an agent of cellular and paging services providers in the PRC. Through our subsidiaries in PRC, we operate a number of chain stores and sell a board range of telecommunication products. One of our principal subsidiary, Guangdong Chain Operation, is a primary agent of a related company, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation("China Mobile"), one of two exclusive cellular communications providers in the PRC, within the region of Guangzhou.

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

     Accounting for Income Taxes

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded. As of March 31, 2002, we have recorded a valuation allowance of approximately $408,000 against our deferred tax assets balance due to uncertainties mainly related to our deferred tax assets as a result of our history of losses in the Company and its subsidiaries. The valuation is based on our estimates of taxable income in the Company and its subsidiaries and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in the future periods, we may need to change the valuation allowance, which could impact our financial position and results of operations.

Management's Discussion and Analysis of Plan of Operations

     The following discussion of the financial condition and results of operations of Gosun Communications Ltd., Inc. should be read in conjunction with Management's Discussion and Analysis of financial condition and result of operations. And the Consolidated Financial Statements and the Notes thereto, for the year ended December 31, 2001, included in the company's Form 10-KSB and SB-2 Registration Statement filed with the SEC.

     In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. These risks and uncertainties included, but are not limited to , those described under the caption "Factors That May Impact Future Results" below, and in the above referenced SB-2 Registration Statement filed on February 11,2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Gosun Communications Ltd., Inc. undertakes no obligation to revise or publicly release of any revision to these forward-looking statements.

         We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. We do not believe that our historical growth rates are indicative of future growth or trends.


     Results of Operations

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2002 and March 31, 2001. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Quarterly Report:

                                                    Three-Month Period Ended         Three-Month Period Ended
(In US$1, 000)                                                March 31, 2002                   March 31, 2001

Revenue
     Sales of Cellular Phones and Pagers                               6,441                            6,218
     Sales of Smart Cards                                              5,742                            3,591
     Agency Service                                                      400                              362
                                                                      ------                           ------
                                                                      12,583                           10,171

Cost of Revenue
     Cost of Cellular Phones and Pagers                               (6,160)                          (6,004)
     Cost of Smart Cards                                              (5,219)                          (3,337)
     Agency Service                                                      (14)                             (36)
                                                                      ------                           ------
                                                                     (11,393)                          (9,377)

Gross Profit                                                           1,190                              794
     Gross Profit Margin                                                 9.5%                             7.8%

Other Operating Income                                                    52                               50
Selling Expenses                                                        (522)                            (494)
General and Administration Expenses                                     (657)                            (244)
Financing/Interest Expenses                                              (54)                             (20)
Share of profit (loss) of an equity investee                               7                               (1)
                                                                      ------                           ------
Income before Income Taxes                                                16                               85
Income Taxes                                                             183                               34
Minority Interest                                                        (13)                               1
                                                                      ------                           ------
Net Income (Loss)                                                       (154)                             (50)
                                                                      ======                           ======

Three-Month Period Ended March 31, 2002 Compared To Three-Month Period Ended March 31, 2001

     Revenue, Cost of Revenue, and Gross Profit Margin

     Total revenue for the three-month period ended March 31, 2002 increased by US$2.4 million or 23.5% to US$12.6 million, compared to US$10.2 million for the three-month period ended March 31, 2001. The increase in total revenue was primarily the result of the Company's effort on cooperation with the China Mobile and China Unicom on the business of cellular communications, which increased the sales income of smart cards by US$2.2 million. For the three-month period ended March 31, 2002, the Company has three major sources of revenue, namely from selling cellular phones and pagers, selling of smart cards and acting as a licensed primary agent for one of the major cellular communication providers in the PRC, China Mobile Communications Corporation. Of the total revenue of US$12.6 million for the three-month period ended March 31, 2002, 51.2% was generated from the sales of cellular phones and pagers; 45.6% from the sales of smart cards and 3.2% from agency service. Compared with the total revenue of US$10.2 million for the three-month period ended March 31, 2001, 61.1% was generated from the sales of cellular phones and pagers; 35.3% from the sales of smart cards; and 3.6% from agency service.

     As of March 31, 2002, there were 13 stores in the Guangdong Province that generated a total of US$11.7million in total revenue and 1 store in Shanghai that generated a total of US$0.9 million in total revenue. The number of the stores has not changed from the three-month period ended March 31, 2001, except for replacing smaller stores with mega stores.

     The 1.7% increased in gross profit margin from 7.8% for the three-month period ended March 31, 2001 to 9.5% for the three-month period ended March 31, 2002 was the result of taking advantage of the marketing strategy which combines the low cost of the company's brand mobile accessory and mobile, and the agreement of Direct Resale Partner between the company and Nokia increase in competition of selling cellular phones, pagers and smart cards. Thus the capability to increasing gross profit margin is strengthened. The gross profit margin of the cell phone and pager increased to 4.4% for the three-month period ended March 31, 2002, compared to 3.4% for the same corresponding period in year 2001. The gross profit margin of the smart card increased to 9.1% for the three-month period ended March 31, 2002, compared to 7.1% for the same corresponding period in year 2001.

     Management believes with the advantage of the sales and agency status on communication productions and services, they can enlarge the sales and increase the gross profit margin according to the market needs to adjust the marketing assembling and adapt different business type. Management also believes, the continuing increase in market share, working with strategic suppliers, can remain and increase the company's competition in the fierce mobile and communication product market.

     Other Operating Income

     Other Operating income for the three-month period ended March 31, 2002 increased by US$2,000, or 4% to US$52,000 compared to US$50,000 for the three-month ended March 31, 2001. The increase was mainly due to additional income generated from in-house repairs and maintenances of cellular phone services.

     Selling Expenses

     Selling expenses for the three-month period ended March 31, 2002 increased by US$28,000 or 5.6% to US$522,000, compared to US$494,000 for the three-month period ended March 31, 2001. The increase was mainly due to increase in rental expense in opening mega store while closing smaller stores.

     General and Administration Expenses

     General and administration expenses for the three-month period ended March 31, 2002 increased by US$413,000 or 169% to US$657,000, compared to US$244,000 for the three-month period ended March 31, 2001. Most of the increase in general and administrative expenses was related to the increase in non cash expenditure of company shares to overseas financial advisors, promotion companies, PR companies and attorney fee. The following items contributed to most of the increase:

     a) Professional fee--. Professional fee for the three-month period ended March 31, 2002 increased by US$270,000, or 27,000% to US$271,000, compared to US$1,000 for the three-month period ended March 31, 2001. $219,000 of the expense represented the fair value of shares issued to overseas financial advisors, promotion companies and PR companies in compensation for their services provided to the Company.

     b) Consultancy fee- Consultancy fee for the three-month period ended March 31, 2002 increased by US$28,000, or 2,800% to US$29,000, compared to US$1,000 for the three-month period ended March 31, 2001. The fee was mainly used to pay the consulting fee for domestic enterprise coordination and development.

     c) Staff Insurance- Staff Insurance for the three-month period ended March 31, 2002 increased by US$ 15,000. The increase was mainly due to insurance payment to enhance welfare coverage for staffs.

     d) Depreciation fee - Depreciation fee for the three-month period ended March 31, 2002 increased by US$ 14,000, or 700%, to US$16,000, compared to US$2,000 for the three-month period ended March 31, 2001. The increase was mainly due to purchase of fixed assets.

     Financing Expenses

     Financing expenses was US$54,000 for the three-month period ended March 31, 2002, compared to US$20,000 for the three-month period ended March 31, 2001. The increase was mainly due to the amortization of the debt discount that related to the convertible debt issued in December of 2001.

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

     Minority Interest

     Minority  interest (loss) of US$(13,000)  for the three-month  period ended
March  31,  2002  was  the  result  of  sharing  loss  of  the  Shanghai   Gosun
Communication Chain Operation Co., Ltd.

     Net Income

     Net income (loss) was US$(154,000) for the three-month period ended March 31, 2002, a decrease of US$204,000 or 408% as compared to US$50,000 for the three-month period ended March 31, 2001. The net loss was primarily due to U.S. operating expenditures, attorney fee, and service fees in form of stock compensation to overseas financial advisors, promotion companies, and PR companies of US$328,000. Excluding expenses incurred by the U.S. public entity, net income from retail operations for the three-month period ended March 31, 2002 was US$174,000, an increased of 248% compared to US$50,000 for the three-month period ended March 31, 2001.

     Liquidity and Capital Resources

     Cash and cash equivalents were US$235,000 as of March 31, 2002, This represents a decrease of US$253,000 from December 31,2001. The decrease was primarily due to a negative cash flow from repayment of short-term bank loans, which was partially offset by positive cash flow from operating activities.

     Management believes that the company has certain advantages of brand recognition, variety of products, resource, loyal customers, market share and vast of operation experiences. The company is ready at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's consolidated results of operations or financial position.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations or financial position.

     Factors That May Impact Future Result

     The short-term loans from commercial banks amounting to US$821,256 as of June 13, 2002 will mature throughout 2002. If successful refinancing is not obtained, the Company's normal operation might be affected.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

a) Exhibits: None.

b) Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GOSUN COMMUNICATIONS LTD., Inc.


Date:   June 21, 2002       By:  /S/ YI-BIAO CHEN
                                    -------------------------
                                      Yi-Biao Chen
                                      Chairman of the Board