Form 10QSB
period 2002-06-30
GOSUN COMMUNICATIONS LTD INC
filed 2003-02-03
CIK 832100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934. For the quarterly period ended June 30, 2002.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 For the transition period from ______ to ______.


                             Commission file number:
                         GOSUN COMMUNICATIONS LTD., INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   TEXAS                               91-1939829
       -------------------------------            -------------------
       (State or other jurisdiction of                (IRS Employer
        Incorporation or organization)              Identification No.)

                  80 Zhong Shan Er Road Guangzhou, China 510080
                    (Address of principal executive offices)
                               011-86-208-387-9773
                (Issuer's Telephone Number, Including Area Code)
     ----------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of Nov. 30, 2002, there were 30,568,179 shares of common stock issued and outstanding.



--------------------------------------------------------------------------------

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

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

SIGNATURES

--------------------------------------------------------------------------------

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

                         GOSUN COMMUNICATIONS LTD., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                    June 30,    December 31,
                                                                                      2002          2001
                                                                                   ----------    ----------
                                                                                   (Unaudited)
                                                                                        US$          US$
Current assets
    Cash and cash equivalents                                                          8,508       488,238
    Restricted cash                                                                  100,000          --
    Accounts receivable                                                                 --         561,887
    Advances to suppliers                                                               --           2,302
    Other receivables                                                                 55,098       450,621
    Inventories                                                                         --       1,234,234
    Amounts due from affiliates                                                         --       1,500,954
                                                                                  ----------    ----------
Total current assets                                                                 163,606     4,238,236

Investment in equity investees                                                       251,797        50,585
Amount due from affiliates                                                           579,144          --
Deposits                                                                                --         300,649
Property, plant and equipment, net                                                      --         539,409
                                                                                  ----------    ----------

Total assets                                                                         994,547     5,128,879
                                                                                  ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                    --         700,922
    Accrued employee compensation and benefits                                          --          24,440
    Other payables and accrued expenses                                              129,611       998,567
    Income taxes payable                                                                --         153,116
    Amounts due to affiliates                                                           --          90,581
    Short term bank loans                                                               --       1,690,821
                                                                                  ----------    ----------
Total current liabilities                                                            129,611     3,658,447

Amount due to stockholder                                                             44,686       178,744
Convertible note, net of debt discount of (US$62,908, US$89,400)                     221,283       210,600
                                                                                  ----------    ----------
Total liabilities                                                                    395,580     4,047,791
                                                                                  ----------    ----------

Commitments and contingencies

Stockholders' equity
    Preferred stock series A, par value US$0.001 per share; 100,000
        shares authorized; no shares issued and outstanding                             --            --
    Preferred stock series B, par value US$0.001 per share; 5,000
        shares authorized; no shares issued and outstanding                             --            --
    Common stock, par value US$0.001 per share; 49,000,000 shares authorized; 45,733,614 (2001: 30,093,179) shares issued and
        outstanding less 15,165,435 shares held in treasury in 2002                   30,568        30,093
    Unissued common stock                                                               --          39,375
    Additional paid in capital                                                     1,525,259     1,117,827
    Accumulated losses                                                              (956,860)     (113,182)
                                                                                  ----------    ----------
                                                                                     598,967     1,074,113
                                                                                  ----------    ----------
Minority interest                                                                       --           6,975
                                                                                  ----------    ----------

Total liabilities and stockholders' equity                                           994,547     5,128,879
                                                                                  ==========    ==========


                     See accompanying notes to the condensed
                       consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended            Six months ended
                                                         June 30,                      June 30,
                                               --------------------------    ---------------------------
                                                  2002            2001          2002           2001
                                               -----------    -----------    -----------    -----------
Revenue                                             US$            US$            US$            US$
  Sales of cellular phones and pagers, net       4,725,535      5,645,148     11,166,759     11,863,281
  Sales of smart cards                           1,813,894      7,161,973      7,555,490     10,753,008
  Agency service                                   283,777        525,817        683,876        887,955
                                               -----------    -----------    -----------    -----------
                                                 6,823,206     13,332,938     19,406,125     23,504,244
                                               -----------    -----------    -----------    -----------

Cost of revenue
  Cost of cellular phones and pagers             4,613,653      5,556,498     10,773,782     11,560,105
  Cost of smart cards                            1,892,641      7,010,604      7,111,530     10,347,911
  Agency service                                     9,693        138,289         23,475        174,744
                                               -----------    -----------    -----------    -----------

                                                 6,515,987     12,705,391     17,908,787     22,082,760
                                               -----------    -----------    -----------    -----------

Gross profit                                       307,219        627,547      1,497,338      1,421,484

Other operating income, net                         46,333         84,781         98,164        134,801
                                               -----------    -----------    -----------    -----------
                                                   353,552        712,328      1,595,502      1,556,285

Selling expenses                                   352,065        650,255        874,043      1,144,549
General and administrative expenses                440,230        270,006      1,097,340        513,774
                                               -----------    -----------    -----------    -----------

Operating loss                                    (438,743)      (207,933)      (375,881)      (102,038)
                                               -----------    -----------    -----------    -----------

Other income (expenses)
  Interest income                                      681            518            694          1,204
  Interest expenses                                (92,606)       (14,200)      (146,817)       (34,224)
  Share of profit (loss) of equity investees       (36,589)         8,076        (29,342)         6,093
                                               -----------    -----------    -----------    -----------

Total other expenses, net                         (128,514)        (5,606)      (175,465)       (26,927)
                                               -----------    -----------    -----------    -----------

Loss  before income taxes nd  inority
interest                                          (567,257)      (213,539)      (551,346)      (128,965)
Income taxes                                       116,586          4,167        299,307         38,289
                                               -----------    -----------    -----------    -----------

Loss before minority interest                     (683,843)      (217,706)      (850,653)      (167,254)
Minority interests                                  (6,277)         8,914          6,975          7,988
                                               -----------    -----------    -----------    -----------

Net loss                                          (690,120)      (208,792)      (843,678)      (159,266)
                                               ===========    ===========    ===========    ===========

Earnings per share
- basic and diluted                                  (0.02)         (0.01)         (0.03)         (0.01)
                                               ===========    ===========    ===========    ===========

Weighted average common shares
  Outstanding
- basic and diluted                             30,548,179     30,215,384     30,452,627     30,215,384
                                               ===========    ===========    ===========    ===========


                     See accompanying notes to the condensed
                       consolidated financial statements.

                         GOSUN COMMUNICATIONS LTD., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                   2002         2001
                                                                                ----------    ----------
                                                                                     US$          US$
Cash flows from operating activities
   Net loss                                                                       (843,678)     (159,266)
   Adjustments to reconcile net income to
   net cash used in operating activities
        Depreciation                                                                79,612        69,235
        Write off of property, plant and equipment                                  30,564          --
        Amortization of debt discount                                               26,492          --
        Expenses compensated by common stock                                       352,400          --
        Interest on convertible note compensated by common stock                       323          --
        Unparticipated profit (loss) of an equity investee                          29,342        (6,093)
        Minority interests                                                          (6,975)       (7,988)
        Increase (decrease) from changes in
           Accounts receivable                                                     436,020      (124,563)
           Advances to suppliers                                                   (25,692)     (237,775)
           Other receivables and deposits                                           83,305      (196,264)
           Inventories                                                            (359,828)     (107,974)
           Amounts due from affiliates, net                                       (592,919)     (624,762)
           Accounts payable                                                        499,086       462,771
           Accrued employee compensation and benefits                               (2,192)      (14,696)
           Other payables and accrued expenses                                     612,881         6,043
           Income tax payable                                                      286,307        36,475
                                                                                ----------    ----------
Net cash provided by (used in) operating activities                                605,048      (904,857)
                                                                                ----------    ----------

Cash flows from investing activities
  Acquisition of property, plant and equipment                                     (52,280)      (74,371)
  Cash of investment no longer consolidated                                        (62,933)         --
                                                                                ----------    ----------
Net cash used in investing activities                                             (115,213)      (74,371)
                                                                                ----------    ----------

Cash flows from financing activities
  Advances from affiliates                                                            --         149,536
  Proceeds from issuing common stock                                                  --          16,000
  Repayment to stockholder                                                            --         (51,932)
  Restricted cash                                                                 (100,000)
  Proceeds from short term bank loans                                               96,618     1,086,957
  Repayment of short term bank loans                                              (966,183)     (241,547)
                                                                                ----------    ----------
Net cash provided by (used in) financing activities                               (969,565)      959,014
                                                                                ----------    ----------

Net decrease in cash and cash equivalents                                         (479,730)      (20,214)
Cash and cash equivalents, beginning of period                                     488,238       158,927
                                                                                ----------    ----------
Cash and cash equivalents, end of period                                             8,508       138,713
                                                                                ==========    ==========

Supplemental disclosure of cash flow information
  Interest paid                                                                    146,817        34,224
  Income taxes paid                                                                 13,000         1,814

Supplemental disclosure of significant non-cash transactions
  Issuance of common stock in connection with consulting services                  352,400          --
  Conversion of notes and interest payable to common stock                          16,132          --
  Dilution of ownership of subsidiary                                              285,527          --
                                                                                ==========    ==========

                     See accompanying notes to the condensed
                       consolidated financial statements.

Note 1 - Basis of Financial Statement Presentation

      Organisation

     Gosun Communications Ltd., Inc. ("GOSUN" or "the Company") was organized under the laws of the State of Texas on January 20, 1998, under the name of Blackwing Corporation. On April 4, 1989, Blackwing Corporation, a publicly held corporation, acquired all of the issued and outstanding shares of a company known as Surface Tech, Inc., which was originally known as Holmes Microsystems, Inc.. The transaction had been accounted for as a recapitalization of Holmes Microsystems, Inc. in a manner similar to a reverse acquisition. Accordingly, Holmes Microsystems, Inc. has been treated as the surviving entity. As part of this transaction, Blackwing Corporation changed its name to Holmes Microsystems, Inc. ("Holmes") and the original Holmes Microsystems, Inc., which was then a wholly owned subsidiary, was dissolved.

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

      In order to enforce the exchange agreement, GD Gosun needed to change its legal status from a PRC private company into a Foreign Investment Enterprise in the People's Republic of China (the "PRC"). The registration of GOSUN as the registered owner of GD Gosun has been approved by the PRC authorities on October 17, 2002. In March 2002, GD Gosun changed its name to Guangdong Gosun Communication Equipment Information Technology Co. Ltd.

      On June 19, 2002, the ownership of Guangdong Gosun Communications Chain Operation Co. Ltd. ("GGCCO"), the major subsidiary of GOSUN, which was owned by GOSUN has been diluted. On that day, Guangdong Gosun Telecommunication Co. Ltd.
(GGT), a commonly controlled affiliate of GOSUN, invested RMB10, 000,000 (equivalent to US$1,210,654) in GGCCO. The investment by GGT is in the form of Internet equipment. After such capital injection, the ownership of GGCCO held by GOSUN was decreased from 100% to 27%. GGCCO is no longer included in the consolidated financial statements of GOSUN.

      On September 3, 2002, GGT further invested RMB10, 000,000 (equivalent to US$1,210,654) cash in GGCCO. The ownership of GGCCO held by GOSUN was further diluted to 16%.

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

      Business Conducted

      As mentioned in Note 1, the ownership of GGCCO was diluted on June 19, 2002. Before that, the principal activities of the Company and its subsidiaries were the retail sale and distribution of telecommunication equipment including cellular phones, pagers, cellular phone smart cards and value-refill smart cards, and acting as an agent of cellular and paging services providers. The Company was also a primary agent of an affiliate, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation, one of two exclusive cellular communications providers in the PRC.

      After the dilution on June 19, 2002, the principal activities of the Company and its subsidiaries become investment holding.

Note 2 - Inventories

      Inventories represent purchased finished goods and are stated at the lower of cost or market.

Note 3 - Investment in Equity Investees

      As mentioned in Note 1, the company's equity interest in GGCCO has been diluted to 27% during the period. GGCCO is jointly owned by the Company and a commonly controlled affiliate, GGT. The financial information of GGCCO are listed as follows:

      Balance Sheets

                                     ASSETS
                                                                    June 19,     December 31,
                                                                      2002          2001
                                                                   ----------    ----------
                                                                   (Unaudited)
                                                                        US$           US$
Current assets
    Cash and cash equivalents                                          62,933       252,506
    Accounts receivable                                               125,867       561,887
    Advances to suppliers                                              27,995         2,302
    Other receivables                                                 325,250       380,361
    Income tax recoverable                                               --            --
    Inventories                                                     1,594,062     1,234,234
    Amounts due from affiliates                                     1,770,330     1,303,795
                                                                   ----------    ----------
Total current assets                                                3,906,437     3,735,085

Investment in equity investees                                         54,972        50,585
Deposits                                                              287,617       300,649
Property, plant and equipment, net                                    481,513       539,409
                                                                   ----------    ----------

Total assets                                                        4,730,539     4,625,728
                                                                   ==========    ==========

                         LIABILITIES AND OWNERS' EQUITY
Current liabilities
    Accounts payable                                                1,200,008       700,923
    Accrued employee compensation and benefits                         22,247        24,478
    Other payables and accrued expenses                             1,481,838       933,868
    Income taxes payable                                              439,423       153,116
    Amounts due to affiliates                                         346,182       392,873
    Short term bank loans                                             821,256     1,690,821
                                                                   ----------    ----------
Total current liabilities                                           4,310,954     3,896,079

Amount due to owners                                                  134,058       134,058
                                                                   ----------    ----------
Total liabilities                                                   4,445,012     4,030,137
                                                                   ----------    ----------

Owners' equity
    Paid in capital                                                   446,860       446,860
    Accumulated losses                                               (161,333)      141,756
                                                                   ----------    ----------
                                                                      285,527       588,616
                                                                   ----------    ----------
Minority interests                                                       --           6,975
                                                                   ----------    ----------

Total liabilities and owners' equity                                4,730,539     4,625,728
                                                                   ==========    ==========

      Statements of Income (unaudited)

                                              April 1, 2002    April 1, 2001    January 1, 2002  January 1, 2001
                                                    To               To              To               To
                                              June 19, 2002    June 30, 2001    June 19, 2002    June 30, 2001
                                              -------------    -------------    -------------    -------------
Revenue                                            US$              US$              US$              US$
  Sales of cellular phones and pagers, net       4,725,535        5,645,148       11,166,759       11,863,281
  Sales of smart cards                           1,813,894        7,161,973        7,555,490       10,753,008
  Agency service                                   283,777          525,817          683,876          887,955
                                               -----------      -----------      -----------      -----------
                                                 6,823,206       13,332,938       19,406,125       23,504,244
                                               -----------      -----------      -----------      -----------
Cost of revenue
  Cost of cellular phones and pagers             4,613,653        5,556,498       10,773,782       11,560,105
  Cost of smart cards                            1,892,641        7,010,604        7,111,530       10,347,911
  Agency service                                     9,693          138,289           23,475          174,744
                                               -----------      -----------      -----------      -----------

                                                 6,515,987       12,705,391       17,908,787       22,082,760
                                               -----------      -----------      -----------      -----------

Gross profit                                       307,219          627,547        1,497,338        1,421,484

Other operating income, net                         46,333           84,096           98,164          134,116
                                               -----------      -----------      -----------      -----------
                                                   353,552          711,643        1,595,502        1,555,600

Selling expenses                                   352,065          650,255          874,043        1,144,549
General and administrative expenses                278,112          269,430          628,650          512,909
                                               -----------      -----------      -----------      -----------

Operating profit (loss)                           (276,625)        (208,042)          92,809         (101,858)
                                               -----------      -----------      -----------      -----------
Other income (expenses)
  Interest income                                      669              497              669            1,164
  Interest expenses                                (76,139)         (14,201)        (108,623)         (34,224)
  Share of profit of equity investees               (2,859)           8,077            4,387            6,093
                                               -----------      -----------      -----------      -----------

Total other expenses, net                          (78,329)          (5,627)        (103,567)         (26,967)
                                               ===========      ===========      ===========      ===========


Loss before income taxes and minority
interest                                          (354,954)        (213,669)         (10,758)        (128,825)
Income taxes                                       116,586            4,167          299,307           38,220
                                               -----------      -----------      -----------      -----------
Loss before minority interest                     (471,540)        (217,836)        (310,065)        (167,045)
Minority interests                                  (6,277)           8,914            6,975            7,988
                                               -----------      -----------      -----------      -----------


Net loss                                          (477,817)        (208,922)        (303,090)        (159,057)
                                               ===========      ===========      ===========      ===========

     Dongguan Gosun Network Science & Technology Co. Ltd. ("DGNST") is a company incorporated in Dongguan, PRC. It is jointly established by GGCCO and an affiliate, Guangdong Gosun Internet Information Industry Co., Ltd. on January 11, 2001 and is owned as to 49% by GGCCO. DGNST is engaged in the retailing of telecommunication equipment and operating ISP business.

Note 4 - Due From and To Affiliates

     The majority owner of the Company and GGCCO owned minority equity interests in several other companies including Guangdong Gosun Communication Development Co. Ltd. ("GGCD"), Shanghai Gosun Network Science & Technology Co., Ltd.
("SGNST"), Guangdong Gosun Internet Information Industry Co. Ltd. ("GGIII"), Shenzhen Gosun Digital Chain Operation Co. Ltd. ("SGDCO") and Kwok Shun Communication (Hong Kong) Investment Ltd. ("KSCI").

      GGCD operates a paging service in Guangzhou, PRC. GGCCO earned agency service income from GGCD for the provision of services to their subscribers by way of facilitating accounts opening and collection of subscriber fees. The agency service income charging rate is revised from 30% in 2001 to 40% in 2002. The agency service income earned was US$339,340 for the period from January 1, 2002 to June 19, 2002.

      SGNST is an ISP in Shanghai, PRC, established in late 2000. It shares office space and staff with Shanghai Chain Operation. For the period from January 1, 2002 to June 19, 2002, operating expenses in the amount of US$4,085 were charged to SGNST.

      GGIII operates an ISP business. GGCCO acquired Internet network cards from GGIII amounting to US$702,591 as merchandise for resale for the period from January 1, 2002 to June 19, 2002. The amount due from GGIII represents temporary cash advances. Agreement was signed between GGCCO and GGIII whereby interest at the Renminbi bank borrowing rate will be charged on the cash advances and entire advances became due in September 2002.

      SGDCO is engaged in trading of telecommunication products. For the period from January 1, 2002 to June 19, 2002, SGDCO acquired telecommunication products from GGCCO amounting to US$205,440.

      KSCI is a trading company in Hong Kong. The amount due from KSCI represents cash advances by the Company. The amount is interest-free, unsecured and without fixed terms of repayment.

      GGCCO becomes an equity investee of the Company after the dilution on June 19, 2002 as mentioned in Note 1. The amount due from GGCCO represents cash advances by the Company. The amount is interest-free, unsecured and without fixed terms of repayment.

Note 5 - Short Term Bank Loans

The Company does not have any bank loans as of June 30, 2002. The bank loans shown in previous period were borrowed by GGCCO.

Short-term loans are borrowed by GGCCO and obtained from creditworthy commercial banks in PRC to finance operations. The loans are guaranteed by an affiliate, Guangdong Gosun Network Science & Technology Inc.. Details of the bank loans are as follows:

                                           Outstanding                    Prevailing            Maturity
                                            Principal                    interest rate            Date
                                 ------------------------------------  ------------------  --------------------
                                                           US$
                                    RMB                 equivalent
     December 31, 2001

Loan 1                            5,000,000               603,864           6.138%            January 17, 2002
Loan 2                            2,000,000               241,546           6.435%            January 23, 2002
Loan 3                            3,000,000               362,319           6.435%           February 17, 2002
Loan 4                            2,000,000               241,546           6.435%              March 14, 2002
Loan 5                            2,000,000               241,546           6.435%             August 21, 2002
                                 ------------         -------------
                                 14,000,000             1,690,821
                                 ============         =============


Note 6 - Convertible Note

       On December 21, 2001, the Company entered into a Securities Purchase Agreement with a Purchaser. Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchaser 8% convertible note which amount should be equal to US$300,000. The 8% convertible note has a maturity date of two years from the date of issuance. Legal and professional fees incurred in connection with the issuance of the convertible note, amounting to $71,250, are included in deferred expenses to be amortized over a period of two years. During the six months ended June 30, 2002, $17,812 of the deferred expenses has been amortized.

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

      During the six months ended June 30, 2002, part of the convertible note and interest accrued were converted into 65,000 shares of common stock on various dates at per share prices of $0.5387, $0.4293 and $0.056.


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

      The principal differences between taxes on income computed at the applicable statutory income tax rates and recorded income tax expenses are as follows:

                                                 Six months ended
                                                     June 30,
                                              -----------------------
                                                2002          2001
                                              ---------     ---------
                                                 US$           US$
Applicable statutory tax rates applied to
  loss before income taxes                    (187,002)      (42,558)
Changes in valuation allowance                 476,626        42,504
Non deductible expenses                           --          24,072
Prior year's under accrual                        --          16,282
Others                                           9,683        (2,011)
                                              --------      --------

                                               299,307        38,289
                                              ========      ========


Note 8  - Stock Issued as Compensation for Services

      During the six months ended June 30, 2002, common stock were issued as compensation for services as follows:

                                                                                        Unissued
                                                                   Common stock          common       Additional
                                                               Shares      Amount         stock     paid in capital
                                                              ----------  ----------   ----------   --------------
                                                                              US$         US$             US$

Issuance of shares in connection  with consulting
    services for 2001                                           43,750        44        (39,375)        39,331

Issuance of shares in connection  with consulting
    services for 2002                                          366,250       366             --        352,034
                                                              ------------ ----------  -----------  ----------------
Total                                                          410,000       410        (39,375)       391,365
                                                              ============ ==========  ===========  ================

      This resulted in the recognition of consulting expenses included in general and administrative expenses of $352,400 for the six months ended June 30, 2002.

Note 9  - Commitments and Contingencies

      There are no material commitments and contingencies as of June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     General

The following discussion should be read in conjunction with Management's Discussion and Analysis of financial condition and result of operations, and the Consolidated Financial Statements and the Notes thereto, for the year ended December 31, 2001, included in the company's Form 10-KSB and SB-2 Registration Statement filed with the SEC.

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. These risks and uncertainties included, but are not limited to those described under the caption "Factors That May Impact Future Results" in the above referenced SB-2 Registration Statement filed on February 11,2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Gosun Communications Ltd., Inc. undertakes no obligation to revise or publicly release any revision to these forward-looking statements.

We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. We do not believe that our historical growth rates are indicative of future growth or trends.

                                   Background

On June 19, 2002, the ownership of Guangdong Gosun Communications Chain Operation Co. Ltd.("GGCCO"), the major subsidiary of the Company, has been diluted. On that day, Guangdong Gosun Telecommunication Co. Ltd.("GGT"), a mainland Chinese company, invested RMB10,000,000 (equivalent to US$1,210,654) in GGCCO. The investment by GGT is in the form of Internet equipment. After such capital injection, the ownership of GGCCO held by the Company was decreased from 100% to 27%. After June 19, 2002, GGCCO is no longer a subsidiary of the Company; it has become an equity investee.

On September 3, 2002, GGT further invested RMB10, 000,000 (equivalent to US$1,210,654) cash in GGCCO. The ownership of GGCCO held by the Company was further diluted to 16%.

The board of directors of GGCCO decided to increase the paid in capital of GGCCO as it is required by banks for granting bank loans to GGCCO and also to resolve the problem of lack of operating cash.

Prior to the ownership dilution of GGCCO on June 19, 2002, the principal activities of the Company and its subsidiaries were the selling of telecommunication equipment and related products and acting as an agent of cellular and paging services providers in the PRC. Through our subsidiaries in PRC, we operate a number of chain stores and sell a broad range of telecommunication products. GGCCO is a primary agent of a related company, Guangdong Gosun Communication Development Company Limited ("GGCD"), a paging service provider in the PRC and a licensed primary agent of China Mobile Communications Corporation ("China Mobile") and China Unicom Corporation, two exclusive cellular communications providers in the PRC, within the region of Guangzhou.

After the dilution, the principal activities of the Company became an investment holding company and the financial statement presentation of GGCCO is under the equity method. GGCCO's operating income/loss are recorded in the Company's income statement under "Share of profit (loss) of equity investees".

                              Results of Operations

The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period and six-month period ended June 30, 2002 and 2001. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Quarterly Report:

                                       Three-Month      Three-Month        Six-Month       Six-Month
(In US$1000's)                        Period Ended     Period Ended      Period Ended     Period Ended
                                     June 30, 2002     June 30, 2001     June 30, 2002    June 30, 2001
Revenue
     Sales of Cellular Phones              4,725            5,645           11,167           11,863
     and Pagers, net
     Sales of Smart Cards                  1,814            7,162            7,555           10,753
     Agency Service                          284              526              684              888
                                         -------          -------          -------          -------
                                           6,823           13,333           19,406           23,504

Cost of Revenue
     Cost of Cellular Phones and
     Pagers                                4,614            5,556           10,774           11,560
     Cost of Smart Cards                   1,893            7,011            7,112           10,348
     Agency Service                           10              138               23              175
                                         -------          -------          -------          -------
                                           6,517           12,705           17,909           22,083

Gross Profit                                 306              628            1,497            1,421
     Gross Profit Margin                     4.5%             4.7%             7.7%             6.0%

Other Operating Income                        46               84               98              135
Selling Expenses                            (352)            (650)            (874)          (1,144)
General and  Administrative
     Expenses                               (440)            (270)          (1,097)            (514)
Financing/Interest Expenses                  (92)             (14)            (147)             (33)
Share of  profit/(loss) of equity
     investees                               (36)               8              (29)               6
                                         -------          -------          -------          -------
 Loss before Income Taxes and
     Minority Interest                      (568)            (214)            (552)            (129)
Income Taxes                                 116                4              299               38
Minority Interest                              6               (9)              (7)              (8)
                                         -------          -------          -------          -------
Net loss                                    (690)            (209)            (844)            (159)
                                         =======          =======          =======          =======


Three-Month Period Ended June 30, 2002 Compared To Three-Month Period Ended June 30,2001

                Revenue, Cost of Revenue, and Gross Profit Margin

In comparing revenue for the three-month period ended June 30, 2002 verses 2001, total revenue of US$6.8 million compared to US$13.3 million, a decrease of US$6.5 million or 48.8%, consisted of: 69.3% verses 42.3% generated from the sales of cellular phones and pagers, 26.6% verses 53.7% from the sales of smart cards, and 4.1% verses 4.0% from agency service, respectively. The decrease in total revenue was primarily due to decrease of US$5.3 million in smart card sales. The reason for decrease in smart cards was due to cash flow problem of GGCCO. GGCCO has repaid bank loans amounting to US$869,600 from January to June 2002. As lack of further funding, GGCCO was unable to purchase smart card for sale.

On June 30, 2002 and 2001, GGCCO has 13 stores and 15 stores in Guangdong Province and 1 store and 3 stores in Shanghai, respectively.

The 0.2% increased in gross profit margin during the three-month period ended June 30, 2002 of 5.1% compared to 4.7% for the same period ended 2001 was the result of reversal of smart cards sales to two distributors The gross profit margin of the cell phone and pager increased to 3.3% for the three-month period ended June 30, 2002, compared to 1.6% for the same corresponding period in year 2001. The gross loss on the sale of smart cards was due to the reversal of sales incurred in 2nd quarter, amounting to US$239,000, for 1st quarter of 2002.

                             Other Operating Income

Other operating income for the three-month period ended June 30, 2002 decreased by US$38,000 or 45.2% to US$46,000 compared to US$84,000 for the three-month ended June 30, 2001. The decrease was mainly due to the reduction of the income from repairs and maintenances of cellular phone service.

                                Selling Expenses

Selling expenses for the three-month period ended June 30, 2002 decreased by US$298,000 or 45.8% to US$352,000, compared to US$650,000 for the three-month period ended June 30, 2001. The decrease was mainly due to the decrease of the number of stores of GGCCO from 18 on June 30, 2001 to 14 on June 30, 2002.

                       General and Administration Expenses

General and administration expenses for the three-month period ended June 30, 2002 increased by US$ 170,000 or 63.0% to US$ 440,000, compared to US$270,000 for the three-month period ended June 30, 2001. Most of the increase in general and administrative expenses was related to the increase in non cash expenditure of company shares to overseas financial advisors, promotion companies, PR companies and attorney fee. The following items contributed to most of the increase:

         a) Audit fee--. Audit fee for the three-month period ended June 30, 2002 increased to US$30,000, compared to US$8,000 for the three-month period ended June 30, 2001. The increase was due to special audit fees paid to PRC accountants by GGCCO for fund raising purpose and increase in audit fee paid to overseas accountants.

         b) Consultancy fee--. Consultancy fee for the three-month period ended June 30, 2002 increased to US$13,000, compared to US$400 for the three-month period ended June 30, 2001. The fee was paid to the consultants for their services on the development strategy and domestic funding actions of GGCCO.

         c) Legal and professional fee--. Legal and professional fee for the three-month period ended June 30, 2002 increased to US$432,000, compared to US$0 for the three-month period ended June 30, 2001. Non-cash expenditure of US$134,000 of the expense represented the fair value of shares issued to overseas financial advisors, promotion companies and PR companies in compensation for their services provided to the Company.

         d) Staff insurance expense--. Staff insurance for the three-month period ended June 30, 2002 increased by US$27,000 or 1350.0% to US$29,000, compared to US$2,000 for the corresponding period ended June 30, 2001. The increase was due to insurance payment to enhance welfare coverage for employees.

                               Financing Expenses

Financing expenses was US$92,000 for the three-month period ended June 30, 2002, compared to US$14,000 for the three-month period ended June 30, 2001. The increase was mainly due to the amortization of the debt discount that relate to the convertible debt issued in December 2001 and increase in payment of short term loans interest by GGCCO.

                   Share of Profit (Loss) of Equity Investees

Share of profit (loss) of equity investees was US$(36,000) for the three-month period ended June 30,2002 consisted of: US$(34,000) was the sharing loss of GGCCO for the period from June 20 to June 30 of 2002; US$(2,000) was the sharing loss of Dongguan Gosun Network Science & Technology Co. Ltd. (DGNST), of which the ownership held by GGCCO was 49%. During the three-month period ended June 30, 2001, the profit of equity investee of US$8,076 was from DGNST.

                                  Income Taxes

The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. All subsidiaries in PRC have already expired their tax holidays. The provision for income taxes was due primarily to the impact of the earning subsidiaries as well as the setting up of valuation allowances against net tax benefit earned by other subsidiaries.

                                Minority Interest

Minority interest of US$(6,000) for the period April 1, through June 19, 2002 was the sharing profit allocated to the minority shareholder of Shanghai Gosun Communication Chain Operation Co., Ltd, of which the ownership held by GGCCO is 66.6%.

                                    Net Loss

Net loss was US$690,000 for the three-month period ended June 30, 2002, an increase of US$481,000 or 230.1% as compared to US$209,000 for the three-month period ended June 30, 2001. The net loss was primarily due to U.S. operating expenditures, attorney fee, and service fees in form of stock compensation to overseas financial advisors, promotion companies, and PR companies of
US$194,000, and an adjustment in 2nd quarter for consignment sales of smart cards recorded in 1st quarter which resulted in a decrease of US$239,000 to the gross profit in 2nd quarter.

The net loss for the first quarter of 2002, after adjustment for smart card sales, increased from US$154,000 to US$393,000. The net loss for the second quarter of 2002 after the adjustment of US$239,000 for smart card sales is US$451,000, which is an increase of US$242,000 from the same period in 2001, of which US$194,000 was from oversea expenditures referred to above.


Six-Month Period Ended June 30, 2002 Compared To Six-Month Period Ended June 30, 2001

                Revenue, Cost of Revenue, and Gross Profit Margin

In comparing revenue for the six-month period ended June 30,2002 verses 2001, total revenue of US$19.4 million compared to US$23.5 million, a decrease of US$4.1 million or 17.5%, consisted of: 57.5% verses 50.5% generated from the sales of cellular phones and pagers, 39.0% verses 45.7% generated from the sales of smart cards, 3.5% verses 3.8% generated from agency service, respectively. The decrease in total revenue was primarily due to a decrease of US$3.2 in smart card sales. The reason for the decrease in smart cards sales was due to repayment of the bank's credit loan amounting to US$869,600 from January to June 2002 and due to the lack of further funding, GGCCO was unable to purchase smart cards for re-sale.

On June 30, 2002 and 2001, GGCCO has 13 stores and 15 stores in Guangdong Province and 1 store and 3 stores in Shanghai in respectively.

The 1.7% increased in gross profit margin during the six-month period ended June 30, 2002 of 7.7% compared to 6.0% for the same period ended 2001 was the result of increased retail sales compared to wholesale sales of cellular phones. The gross profit margin of the cell phone and pager increased to 3.5% for the six-month period ended June 30, 2002, compared to 2.6% for the same corresponding period in year 2001. The gross profit margin of the smart card increased to 5.9% for the six-month period ended June 30, 2002, compared to 3.8% for the same corresponding period in year 2001. The profitability of smart cards increased because China Mobile Communications Corporation adjusted the compensation policy to its principal agents. We now can share in the mobile communication service revenues for the first nine months of the users we developed at a rate of 3.8%.

Following the stable and rapid development of national economy and the entry to the WTO in 2001 in China, the telecommunication product and service market are in a rapid increase stage. As a professional chain company acting on an agent of various telecommunication product and service, GGCCO has constructed a good sales network in some large cities and established its brand and reputation and built good cooperation relations with many suppliers, including China Mobile and China Unicom, two exclusive cellular communications providers in the PRC, in the region of Guangdong province. The management is very confident on the future of GGCCO.

                             Other Operating Income

Other operating income for the six-month period ended June 30, 2002 decreased by US$37,000 or 27.4% to US$98,000 compared to US$135,000 for the six-month ended June 30, 2001. The decrease was mainly due to the reduction of the income from repairs and maintenances of cellular phone service.

                                Selling Expenses

Selling expenses for the six-month period ended June 30, 2002 decreased by US$270,000 or 23.6% to US$874,000, compared to US$1,144,000 for the six-month period ended June 31, 2001. The decrease was mainly due to the decrease of the number of stores of GGCCO from 18 on June 30, 2001 to 14 on June 30, 2002.

                       General and Administration Expenses

General and administration expenses for the six-month period ended June 30, 2002 increased by US$626,000 or 121.8% to US$1,140,000, compared to US$514,000 for the six-month period ended June 30, 2001. Most of the increase in general and administrative expenses was related to the increase in non cash expenditure of company shares to overseas financial advisors, promotion companies, PR companies and attorney fee. The following items contributed to most of the increase:


         a) Audit fee--. Audit fee for the six-month period ended June 30, 2002 increased by US$68,000 or 680% to US$78,000, compared to US$10,000 for the six-month period ended June 30, 2001. The increase was due to special audit fees paid to a PRC accountants for fund financing purpose and increase in audit fee paid to overseas accountants.

         b) Consultancy fee--. Consultancy fee for the six-month period ended June 30, 2002 increased by US$41,000 or 4100% to US$42,000, compared to US$1,000 for the six-month period ended June 30, 2001. The fee was paid to the consultants for their service on the development strategy and domestic funding actions of GGCCO.

         c) Legal and professional fee--. Legal and professional fee for the six-month period ended June 30, 2002 increased by US$432,000 compared to US$0 for the six-month period ended June 30, 2001. Non cash expenditure of US$352,000 of the expense represented the fair value of shares issued to overseas financial advisors, promotion companies and PR companies in compensation for their services provided to the Company.

         d) Staff insurance expense--. Staff insurance for the six-month period ended June 30, 2002 increased by US$27,000 or 675.0% to US$31,000, compared to US$4,000 for the corresponding period ended June 30, 2001. The increase was due to insurance payment to enhance welfare coverage for employees.

                               Financing Expenses

Financing expenses was US$116,000 for the three-month period ended June 30, 2002, compared to US$33,000 for the three-month period ended June 30,2001. The increase was mainly due to the amortization of the debt discount that relate to the convertible debt issued in December 2001 and increase in payment of short term loans interest by GGCCO.

                                  Income Taxes

The standard enterprise income tax rate in the PRC is 33% of which 30% is attributable to the central government and 3% to the provincial government. Newly established commercial enterprises, on application and approval by the tax bureau, are exempted from enterprise income taxes in respect of income earned during their first year of operation. All subsidiaries in PRC have already expired their tax holidays. The provision for incometaxes was due primarily to the impact of the earning subsidiaries as well as the setting up of valuation allowances against net tax benefit earned by other subsidiaries.

                                Minority Interest

Minority interest (loss) of US$(7,000) for the six-month period ended June 30, 2002 was the sharing loss allocated to the minority shareholder of Shanghai Gosun Communications.Chain Operation Co. Ltd., of which the ownership held by GGCCO is 66.6%.

                                    Net Loss

Net loss was US$(844,000) for the six-month period ended June 30, 2002, an increase of US$685,000or 430.8% as compared to US$(159,000) for the six-month period ended June 30, 2001. The net loss was primarily due to U.S. operating expenditures, attorney fee, and service fees in form of stock compensation to overseas financial advisors, promotion companies, and PR companies of US$583,000, and the financial expense increase of US$ 114,000.

                         Liquidity and Capital Resources

Cash and cash equivalents were US$9,000 as of June 30, 2002. This represents a decrease of US$130,000 from December 31,2001. The decrease was primarily due to a negative cash flow from repayment of short-term bank loans. The Company's cash and cash equivalents, excluding consolidation presentation remained about the same during the quarter ended June 30, 2002.

The financing of the Company's operations is dependent on its equity investees in China. The growth of the Company will be dependent on the future funding raised by the Company in the market place, and by the Company's equity investees.

                     Summary of Critical Accounting Policies

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

   Accounting for Income Taxes

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded. As of June 30, 2002, we have recorded a valuation allowance against our deferred tax assets balance due to uncertainties mainly related to our deferred tax assets as a result of our history of losses in the Company and its subsidiaries. The valuation is based on our estimates of taxable income in the Company and its subsidiaries and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in the future periods, we may need to change the valuation allowance, which could impact our financial position and

                          New Accounting Pronouncements

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

                                 Business Risks

Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to
predictable   quarterly  results.   These  risks  include:

     o No Assurance of Profitability. As of June 30, 2002, the Company became an investment holding company. There is no assurance that the Company will generate income from equity investees.

     o No Assurance of Business Expansion. Due to lack of funding and volatility of the Company's common stock market price, there is no assurance as to the expansion capability of the Company.

     o Liquidity: Need for Additional Capital. Without additional financing, the Company's normal operation might be affected.

     o Dependency on Equity Investees for Operation Support and Capital Resources. The Company does not have full time salary employees. The daily operations are supported by the Company's equity investees in China, and the repayments of the Company's loans and payables are also funded by the equity investees. There is no assurance that the equity investees will be able to continue with its' funding and support.

     o Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the reverse acquisition of the Company's common stock on January 12, 2001. Such volatility may, in part, have a negative effect on the Company's funding sources, thus changes the direction of the Company's expansion efforts. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies.

     o Seasonality and Quarterly Results. The Company's equity investees' businesses are seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. After June 19, 2002, the Company became an investment holding company and will no longer have operating income or loss. The Company's net income/loss will be from equity investees.

     o Intense Competition in the Rapidly Changing Retail Markets. The Company's equity investees operate in a highly competitive environment. If they experience increased competition, then their business and operating results could be adversely affected.

       The China retail industry sector is dynamic in nature and have undergone significant changes over the past several years. Their ability to anticipate and successfully respond to continuing challenges is critical to their long-term growth and we cannot assure you that they will anticipate and successfully respond to changes in the retail industry.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, which include changes in interest rates and to foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

Item 4. Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, to which the Company is a party or to which any of its property is subject.

Item 2. Changes in Securities

1. During the first quarter of 2002, the company issued 410,000 shares of its common stock in conjunction with consulting agreements.

2. During the first and second quarters of 2002, the Company issued 35,000 shares and 30,000 shares, respectively, of its common stock to a convertible note holder in lieu of cash payment for interest, and partial note conversion.

The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act, Regulation D and /or Rule 701 promulgated under the Act. In each such transaction, the recipients of securities represented that they were accredited investors and intended to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the securities issued in such transactions.

Item 3.  Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 10-Q

a) Exhibits: None.

b) Reports on Form 10Q: None.


--------------------------------------------------------------------------------

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GOSUN COMMUNICATIONS LTD., INC.



Date: November ___, 2002       by:  /S/ Jin-Qiu Mai
                                        -------------------------
                                        Jin-Qiu Mai
                                        Chief Executive Officer

                               by:  /S/ Jimmy Liu
                                       -------------------------
                                       Jimmy Liu
                                       Chief Financial Officer